Form 10-K
period 1997-12-31
NMBT CORP
filed 1998-03-31
CIK 1046520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          December 31, 1997
                          ------------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number             000-23419
                      ----------------------------------------------------------
                                    NMBT CORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    06-1496548
-------------------------------------      -------------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)
No.)

55 Main Street, New Milford, Connecticut                 06776-2400
----------------------------------------   -------------------------------------
(Address of principal executive offices)                  (ZIP Code)

Registrant's telephone number, including area code          (860) 355-1171
                                                  ------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of class)

   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. [ X ] Yes [ ] No

   INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (ss. 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]

   On March 17, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the last price at which such stock was sold was $43,783,975.

   The number of shares of Common Stock, par value $.01 per share, outstanding as of March 17, 1998 was 2,640,258.

   Listed hereunder are documents incorporated by reference and the parts of Form 10-K into which the documents are incorporated:

     (1) Annual Report to Stockholders for the fiscal year ended December 31, 1997 - PART I & PART II
     (2)  Proxy Statement for Annual Meeting on May 5, 1998 - PART I & PART III.

FORM 10-K
NMBT CORP
December 31, 1997

PART I

ITEM 1.  BUSINESS

GENERAL

   NMBT CORP (the "Company"), a Delaware corporation formed in 1997, is the registered bank holding company for NMBT (formerly The New Milford Bank & Trust Company), a wholly owned subsidiary. NMBT, headquartered in New Milford, Connecticut, is a state-chartered bank and trust company founded in 1975. The Company's activity is currently limited to the holding of NMBT's outstanding common stock. NMBT is the Company's only subsidiary and its primary investment. The net income of the Company is presently derived entirely from the business of NMBT.

   On November 25, 1997, NMBT completed a change in its corporate structure with the formation of its parent holding company, NMBT CORP. The Company provides the capability to offer comprehensive banking services through NMBT and may provide, through NMBT and any other subsidiaries that NMBT CORP may acquire, additional banking and other permissible non-banking services. The holding company structure provides the Company with maximum flexibility in pursuing financial opportunities.

   NMBT's business strategy is to operate primarily as an innovative full-service community financial institution. NMBT offers a wide range of consumer and commercial services to individuals and businesses in western Connecticut. These services include checking accounts, N.O.W. accounts, regular savings accounts, money market accounts, retirement accounts, savings certificates, commercial demand deposit accounts and cash management. Deposits are insured up to applicable limits by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (FDIC). NMBT's lending activities include residential and commercial real estate loans, home equity loans and lines of credit, consumer loans, secured and unsecured commercial loans, letters of credit and both consumer and commercial credit card services.

   NMBT serves its market through a network of ten full service banking offices located in New Milford, Kent, Bridgewater, New Fairfield, Southbury and Danbury. Additionally, NMBT has automated teller machines (ATMs) at all office locations and inside two grocery stores in Danbury and Southbury providing customers with convenient 24-hour access to their accounts. NMBT's primary service area includes the towns of New Milford, Kent, Bridgewater, and New Fairfield, Southbury and Danbury; its secondary service area includes the towns of Bethel, Brookfield, Middlebury, Newtown, Oxford, Roxbury, Sherman, Warren, Washington and Woodbury.

   NMBT's primary regulators are the Federal Reserve Bank and the State of Connecticut Department of Banking. NMBT is authorized to transact general banking business pursuant to the powers set forth in the Connecticut General Statutes. NMBT is not offering trust services at this time.

   While NMBT's business is not seasonal, the populations of a number of the towns in its service areas increase substantially in the summer months, requiring some additional personnel to handle the increased volume of transactions during these months.

   NMBT has no subsidiaries and no operations other than conventional banking operations and has no foreign branches. NMBT has not obtained a material portion of its deposits from a single person or small group of persons. No material portion of NMBT's loans is concentrated within a single industry or group of industries.

   NMBT has not engaged in material research activities relating to the development of new services or the improvement of existing banking services during the past two years. However, during that time, NMBT's officers and employees continually have engaged in marketing activities, including evaluation and development of new services. The Company had no material commitments for capital expenditures at year-end 1997 and has no present plans regarding a new line of business that will require an investment of a material amount of its total assets.

FORWARD-LOOKING STATEMENTS

    The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for 1998 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks anduncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

    In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements; competitive pressures on loan and deposit product pricing; other actions of competitors; changes in local and national economic conditions; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of NMBT's products and services; and the extent and timing of legislative and regulatory actions and reform.

    The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duly to update them to reflect new, changing or unanticipated events or circumstances.


COMPETITION

   NMBT's Main Office and four of its branch offices are located in Litchfield County, Connecticut; four branch

FORM 10-K
NMBT CORP
December 31, 1997

offices are located in Fairfield County, Connecticut; the newest branch office is located in New Haven County, Connecticut. Litchfield and Fairfield Counties are located in the western portion of Connecticut bordering the State of New York; New Haven County is located to the south and east of those counties. Within this market area, NMBT encounters competition in its banking business from many other financial institutions offering comparable products. These competitors include other commercial banks (both locally based independent banks and local offices of regional banks and money center banks), as well as mutual and stock savings banks, savings and loan associations, credit unions, mortgage banking companies, and loan production offices of out-of-state banks. In addition, NMBT experiences competition in marketing some of its services from local and national insurance companies and brokerage firms.

   The banking business in western Connecticut generally is highly competitive. Intense market demands, economic pressures, fluctuating interest rates and increased customer awareness of product and service differences among financial institutions have forced such institutions to continue to diversify their services, increase returns on deposits and become more cost effective.

   Competition for deposits includes competition not only from other deposit accounts, but also competition with various other investment vehicles, such as corporate and governmental securities and mutual funds, which may offer higher rates of return. Interest rates, convenience of office locations, service and marketing are all significant factors in NMBT's competition for deposits. From time to time, competing financial institutions set rates higher than market rates to attract or retain deposits, which may cause upward pressure on NMBT's rate structure or a loss of deposits.

   Recent proposed and completed banking combinations in New England have increased and will increase the resources of several major banks and other financial institutions that operate many offices over a wide geographic area, including NMBT's primary market area. Because of their greater size and capitalization, these other institutions have substantially higher lending limits than NMBT. NMBT competes for loan origination through the interest rates and loan fees it charges and the efficiency and quality of services it provides. Competition is affected by availability of funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

    In addition, recent Federal and Connecticut legislation likely will further increase competition for deposits and loans in NMBT's primary market area. Effective June 1, 1997, unless a state prohibits all interstate mergers, Federal law generally permits interstate mergers between banks without regard to whether such mergers are prohibited under the law of any state. Finally, Federal law permits banks to branch into other states if a state "opts- in" to this arrangement.

    Since 1995, Connecticut has allowed interstate mergers and acquisitions, the establishment of Connecticut chartered banks by foreign bank holding companies and interstate de novo branching, subject to certain reciprocity requirements. As permitted by Federal law, Connecticut law places a minimum permissible age of five years on the target bank and a 30% limit on concentration of deposits in both interstate and intrastate acquisitions.

EMPLOYEES

   As of December 31, 1997, NMBT employed a total of 184 full- and part-time employees. (160 employees employed on a full-time equivalent basis.) NMBT is an equal opportunity employer and provides a variety of benefit plans including group life, accident, medical, dental and retirement plans to its employees.

GOVERNMENT POLICIES AND ECONOMIC CONTROLS

   The U.S. federal and state governments may enact laws and amendments to existing laws to regulate further the banking and financial services industries or to reduce finance charges or other fees or charges applicable to such activities. NMBT is subject to such legislative and administrative developments. Accordingly, there can be no assurance as to whether any legislation or regulations will be adopted in the U.S. or its political subdivisions, or

FORM 10-K
NMBT CORP
December 31, 1997


in any other jurisdiction in which NMBT operates, that may adversely affect NMBT's financial position or results of its operations.

   The earnings and growth of the banking industry and NMBT are affected by general economic conditions, as well as by the credit policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit to combat recession and curb inflationary pressures. Its policies are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits.

   In view of changing conditions in the national economy and the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effects on the business and earnings of NMBT.

REGULATION AND SUPERVISION

   GENERAL

   As a Connecticut-chartered bank and trust company, the deposits of which are insured by the FDIC, NMBT is subject to extensive regulation and supervision by both the Connecticut Department of Banking and the FDIC. The Company is also subject to certain regulations of the Board of Governors of the Federal Reserve System (the Federal Reserve Board). This governmental regulation is intended primarily to protect depositors and the FDIC's BIF, not the Company's stockholders.

   CONNECTICUT REGULATION

   The Connecticut Department of Banking (the Department) regulates NMBT's internal organization as well as its deposit, lending and investment activities. The approval of the Connecticut Banking Commissioner (the Commissioner) is required, with other contingencies, for the establishment of branch offices and business combination transactions. The Department, through its Bank Examination Division, conducts periodic examinations of NMBT. The FDIC also regulates many of the areas regulated by the Department.

   Connecticut banking laws grant banks broad lending authority. Subject to certain limited exceptions, however, total secured and unsecured loans made to any one obligor pursuant to this statutory authority may not exceed 25% of NMBT's equity capital and the allowance for loan losses.

   Connecticut banking law prohibits NMBT from paying dividends in certain situations. For reference to a further discussion of this limitation, see Part II, Item 5.

   Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the Commissioner. Similar restrictions apply to any person who holds in excess of 10% of any such class and desires to increase these holdings to 25% or more of such class.

   Any Connecticut-chartered bank meeting certain statutory requirements may, with the Commissioner's approval, establish and operate branch offices in any town or towns within the state. In 1996, legislation was enacted which permits banks to establish mobile branches with the Commissioner's approval.

   Connecticut law presently permits Connecticut banks to engage in stock acquisitions of, and mergers with, depository institutions in other states with reciprocal legislation. Many other states have enacted reciprocal legislation. Several interstate mergers and acquisitions have been completed which involve Connecticut bank holding companies or banks with offices in NMBT's primary market area and bank holding companies or banks headquartered in other states.

    As noted above, since 1995, Connecticut has allowed interstate mergers and acquisitions, the

FORM 10-K
NMBT CORP
December 31, 1997

establishment of Connecticut-chartered banks by foreign bank holding companies and interstate de novo branching, subject to certain reciprocity requirements. Connecticut law also places a minimum permissible age of five years on the target bank and a 30% limit on concentration of deposits in both interstate and intrastate acquisitions. Legislation was enacted in 1996 which expressly permits an out-of-state bank to merge or consolidate with or acquire a branch of another out-of-state bank which has a branch in Connecticut. This legislation may result in further increased competition.

   In 1996, legislation was enacted which requires the board of directors of each Connecticut bank to adopt annually and to frequently and periodically review an investment policy governing investments by such bank, which policy must establish standards for the making of prudent investments. In addition, Connecticut law now permits Connecticut banks to sell fixed and variable rate annuities if licensed to do so by the Connecticut Insurance Commissioner.

   Further, legislation was enacted in 1996 which expands the ability of Connecticut banks to invest in debt and equity securities. Prior to the legislation, Connecticut banks could invest in debt securities without regard to any other liability to the Connecticut bank of the maker or issuer of the debt securities, if the securities were rated in the three highest rating categories or otherwise deemed to be a prudent investment, and as long as the total amount of such debt securities did not exceed 15% of the bank's total equity capital and allowance for loan losses and 15% of its assets. In 1996, these percentages each were increased to 25%. In addition, prior to 1996, the percentage limitation described above also applied to certain government and agency obligations. As a result of the 1996 legislation, this limitation was deleted for such obligations.

   The 1996 legislation also expanded the ability of Connecticut banks to invest in equity securities. Connecticut banks may now invest in such securities without regard to any other liability to the Connecticut bank of the issuer of such securities, so long as the total amount of equity securities of any one issuer does not exceed 25% of the bank's total equity capital and allowance for loan losses and 25% of its assets. Prior to the enactment of this legislation, Connecticut banks could invest up to 15% of their assets in the equity securities of corporations incorporated and doing a major portion of their business in the United States, and only if the investment security was within the top three rating categories or otherwise deemed to be a prudent investment by the bank.

   1997 Connecticut legislation permits Connecticut banks to sell insurance, directly or indirectly. In addition, other Connecticut legislation now permits organization of community banks with a minimum equity capital of $3 million (as opposed to $5 million for other Connecticut banks), and clarifies certain powers of Connecticut banks.

   FDIC REGULATION

   The FDIC insures NMBT's deposit accounts, generally, to a maximum of $100,000 for each insured depositor. As with all state-chartered, FDIC insured banks, NMBT is subject to extensive supervision and examination by the FDIC. FDIC insured banks also are subject to FDIC regulations governing many aspects of their business and operations, including types of deposit instruments offered and permissible methods of acquisition of funds.

   Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), in September, 1992, the FDIC implemented a system of risk-related deposit insurance assessments. Under this system, for the first six months and the second six months of 1997, insurance premiums for all banks varied between 0.0% and 0.27% of total deposits, depending upon the capital level and supervisory rating of the institution. The FDIC has stated that it will reevaluate the adequacy of its assessment schedule every six months, and may increase or decrease premium levels by up to 5 basis points for each six months. The FDIC has announced that the assessment schedule for the first six months of 1998 will remain the same.

   The Financing Corporation (FICO) debt service assessment became applicable to all insured institutions as of January 1, 1997, in accordance with the Deposit Insurance Act of 1996 (the Act). The Act authorizes FICO to levy assessments on BIF-assessable deposits and stipulates that, from 1997 to 1999, the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund (SAIF).

FORM 10-K
NMBT CORP
December 31, 1997

The rates for BIF and SAIF are determined quarterly. The FICO rate for NMBT is not tied to the FDIC risk classification. The BIF FICO 1997 annual rates for NMBT were 1.296, 1.30, 1.26 and 1.264 basis points, for the first through fourth quarters of 1997, respectively. The BIF FICO 1998 annual rate for NMBT for the first quarter of 1998 is 1.256 basis points.

   Under the FDIC's risk-based capital requirements, each FDIC-insured bank is required to maintain minimum levels of capital, as defined for these requirements, based on the institution's total risk-weighted assets. All
FDIC-insured banks are required to maintain their capital at or above certain minimum ratios. At December 31, 1997, NMBT's capital exceeded these minimums. See "Management's Discussion and Analysis, Capital Management", on page 18, the "Financial Glossary", on page 20, and Note 8. Stockholders' Equity, of the Notes to Consolidated Financial Statements on pages 31 and 32 of NMBT CORP's Annual Report to Stockholders (an Exhibit to this 10-K), which is incorporated by reference, for more detailed descriptions of these requirements and the Company's and NMBT's capital position at December 31, 1997 and 1996.

   The FDIC regulations that implement FDICIA require an insured state bank to obtain the FDIC's prior consent before directly, or indirectly through a majority owned subsidiary, engaging "as principal" in any activity that is not permissible for a national bank unless one of the exceptions contained in the regulation applies. The Company does not believe that this regulation has had or will have a material impact on the business of NMBT.

   Pursuant to FDICIA, the federal bank regulatory agencies have issued rules establishing standards for safety and soundness at FDIC-insured institutions and their holding companies. These standards formalize in regulation the fundamental standards used by the federal bank regulatory agencies to assess the operational and managerial qualities of an institution. The rules establish operational, managerial, asset quality and earnings standards for FDIC-insured banks and their holding companies and standards that prohibit as an unsafe and unsound practice the payment of compensation that is excessive or could lead to material financial loss to such institutions. These standards are designed to identify potential safety and soundness concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance funds.

   The FDIC may terminate FDIC insurance of NMBT's deposits after notice and a hearing upon a finding by the FDIC that NMBT has engaged in unsafe or unsound practices or is in an unsafe and unsound condition to continue operations or has violated any applicable law, regulation, rule or order of, or conditions imposed by, the FDIC. NMBT is not aware of any practice, condition or violation that might lead to termination of its deposit insurance.

   FEDERAL RESERVE SYSTEM REGULATION

   Under the regulations of the Federal Reserve System, depository institutions such as NMBT are required to maintain reserves against their transaction accounts. In 1997, these regulations generally required the maintenance of reserves of 3.0% against transaction accounts of $49.3 million or less and 10.0% of the amount of such accounts in excess of such amount. These amounts and percentages are subject to further adjustment by the Federal Reserve Board.

   The Company is subject to regulation by the Federal Reserve Board as a registered bank holding company. The Federal Bank Holding Company Act of 1956, as amended (the BHCA), under which the Company is registered, limits the types of companies which the Company may acquire or organize and the activities in which they may engage. In general, a bank holding company and its subsidiaries are prohibited from engaging in or acquiring direct control of any company engaged in non-banking activities unless such activities are so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company has not determined which, if any, of these or other permissible non-banking activities it might seek to engage in.

   The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the FDIC's capital requirements described above. As of December 31, 1997, the Company was in full compliance with all applicable capital requirements, and management believes that the Company will maintain

FORM 10-K
NMBT CORP
December 31, 1997

such compliance.

   The BHCA requires, with certain exceptions, a bank holding company to obtain the Federal Reserve Board's approval prior to acquiring more than 5% of the outstanding voting stock of any bank or bank holding company, acquiring all or substantially all of the assets of a bank or merging or consolidating with another bank holding company.

   Effective  April 21, 1997,  the Federal  Reserve Board adopted  comprehensive changes to certain banking regulations (the 1997 Amendments). The 1997 Amendments include amendments to Regulation Y, which implements the BHCA's prior approval requirements. The changes are intended to improve the competitiveness of bank holding companies by eliminating unnecessary regulatory burdens and operating restrictions and by streamlining the application/notice process. Among other changes, the 1997 Amendments incorporate a streamlined and expedited review process for bank acquisition proposals by well-run bank holding companies; eliminate certain notice and approval requirements and streamline others that involve non-banking proposals by well-run bank holding companies; and reorganize and expand the list of permissible non-banking activities.

   As described above, the Company, NMBT and any other subsidiaries generally are prohibited from engaging in certain reciprocal arrangements in connection with any extension of credit or provision of any property or services. The 1997 Amendments contain significant amendments to the Federal Reserve Board's rules regarding tying arrangements.

   NMBT is subject to certain restrictions imposed by the Federal Reserve Act on making any investments in the stock or other securities of the Company or any of the Company's subsidiaries, and the taking of such stock or securities as collateral for loans to any borrower.

   NMBT also is subject to certain restrictions imposed by the Federal Reserve Act on the amount of loans it can make to the Company or its affiliates. Such loans must be collateralized as provided by the Federal Reserve Act. The amount of such loans may not exceed (when aggregated with certain other transactions between NMBT and the Company) 10% of the capital stock and surplus of NMBT. Since formation of the Company, there have been no loans made by NMBT to the Company.

   The BHCA requires the Company to file reports of operations annually with the Federal Reserve Board. The Company, NMBT and any other subsidiaries of the Company also are subject to examination by the Federal Reserve Board. In addition, the Company is registered as a bank holding company with the Connecticut Department of Banking under the Connecticut Bank Holding Company and Bank Acquisition Act.

FORM 10-K
NMBT CORP
December 31, 1997

STATISTICAL DISCLOSURES

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

   The information required by this Item is set forth in NMBT CORP's 1997 Annual Report to Stockholders (an Exhibit to this 10-K), on pages 13 and 14, and is incorporated herein by reference.

II. INVESTMENT PORTFOLIO

The following table sets forth the carrying value of securities at the dates indicated:

                                                                                      December 31,
                                                                 -------------------------------------------------------
                                                                       1997              1996               1995
                                                                 -------------------------------------------------------
                                                                                     (In Thousands)
U.S. Treasury and agency securities                                  $38,107            $23,702            $18,504
Mortgage-backed securities                                            26,597             29,512             16,622
Municipal securities                                                  16,968              8,785              3,166
------------------------------------------------------------------------------------------------------------------------
       Total securities, at amortized cost                            81,672             61,999             38,292
Federal Home Loan Bank stock                                           1,760              1,542              1,542
Unrealized gain on securities available for sale                         573                220                372
                                                                 --------------------------------------------------------
        Total carrying value of securities                           $84,005            $63,761            $40,206
=========================================================================================================================

The following table sets forth the maturities of debt securities, using amortized cost amounts, at December 31, 1997, and the weighted average yield of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Tax-equivalent adjustments (using a 34% rate) have been made in calculating yields on obligations of states and political subdivisions.

                                                            Maturity or Expected Principal Repayment
                                        ----------------------------------------------------------------------------------
                                                               After One but       After Five but
                                          Within One Year     Within Five Years    within Ten Years     After Ten Years
                                        ----------------------------------------------------------------------------------
                                         Amount     Yield     Amount     Yield     Amount    Yield     Amount     Yield
                                         ------     -----     ------     -----     ------    -----     ------     -----
                                                                     (Dollars in thousands)
U.S. Treasury and agency securities      $6,007     6.38%    $15,036     6.05%   $17,064     7.26%      $   -
Mortgage-backed securities1               8,498     7.57%     16,783     7.45%     1,295     6.79%         21     6.79%
Municipal securities                        300     8.19%      4,056     6.25%    12,612     7.00%          -
--------------------------------------------------------------------------------------------------------------------------
Total                                   $14,805     7.24%    $35,875     6.91%   $30,971     7.13%        $21     6.79%
==========================================================================================================================

1 The maturity or expected principal repayment periods for mortgage-backed securities are based on expected average lives rather than contractual terms, factoring in scheduled amortization and estimated prepayment activity on the underlying mortgages. Prepayments were estimated based on interest rate levels existing at year-end 1997. Lower interest rates would be expected to lead to higher prepayment levels and a shorter distribution of principal cash flows, while higher interest rates would be expected to lead to lower prepayment levels and a longer distribution of cash flows.

FORM 10-K
NMBT CORP
December 31, 1997

III.  LOAN PORTFOLIO

The following table shows NMBT's loan distribution at the end of each of the last five years:

                                                                    December 31,
                                         -------------------------------------------------------------------
                                             1997          1996          1995         1994         1993
                                         -------------------------------------------------------------------
                                                                   (In Thousands)
      Real estate                         $188,868      $184,486      $177,882     $173,346     $132,147
      Commercial and industrial             17,818        13,203        11,917       10,932        5,946
      Installment and education              8,994         7,128         2,628        2,493        2,238
      Construction and development           7,299         5,999         4,891        3,333        3,000
      Cash reserve and credit cards            930           870           840          807          830
      ------------------------------------------------------------------------------------------------------
      TOTAL LOANS                         $223,909      $211,686      $198,158     $190,911     $144,161
      ======================================================================================================

The following table shows NMBT's nonaccrual, past due 90 days or more and restructured loans at the end of each of the last five years:

                                                                       December 31,
                                                   ------------------------------------------------------
                                                     1997       1996       1995       1994       1993
                                                   ------------------------------------------------------
                                                                      (In thousands)
     Nonaccrual loans                                $3,208     $4,025     $4,523     $5,056     $5,294
     Accruing loans past due 90 days or more             25        236          -        257        150
     Troubled debt restructurings                       261        264        269        638        377

FORM 10-K
NMBT CORP
December 31, 1997

The following table shows the maturity data for fixed and floating rate loans outstanding as of December 31, 1997:

                                                                               Floating or
                                                            Fixed rate       adjustable rate
                                                              loans              loans               Total loans
                                                        ------------------------------------------------------------
                                                                              (In thousands)
          Commercial and industrial
               One year or less                                  $529             $6,746              $7,275
               Over one year through five years                 2,802              6,352               9,154
               Over five years                                     28                945                 973
          ----------------------------------------------------------------------------------------------------------
               Total                                            3,359             14,043              17,402
          ----------------------------------------------------------------------------------------------------------
          Construction and development
               One year or less                                 3,060                883               3,943
               Over one year through five years                     -                695                 695
               Over five years                                      -              2,658               2,658
          ----------------------------------------------------------------------------------------------------------
               Total                                            3,060              4,236               7,296
          ----------------------------------------------------------------------------------------------------------
          All other loans
               One year or less                                   891              4,643               5,534
               Over one year through five years                11,644             18,179              29,823
               Over five years                                 32,897            127,749             160,646
          ----------------------------------------------------------------------------------------------------------
               Total                                           45,432            150,571             196,003
          ----------------------------------------------------------------------------------------------------------
          Total accruing loans                                 51,851            168,850             220,701
          ----------------------------------------------------------------------------------------------------------
          Total nonaccrual loans                                  837              2,371               3,208
          ==========================================================================================================
          TOTAL LOANS                                         $52,688           $171,221            $223,909
          ==========================================================================================================

   Other information required by this Item is set forth in NMBT CORP's 1997 Annual Report to Stockholders (an Exhibit to this 10-K), on pages 17, 27 and 30, and is incorporated herein by reference.

FORM 10-K
NMBT CORP
December 31, 1997

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes NMBT's loan loss experience for each of the five years ended December 31, 1997:

                                                                         Years Ended December 31,
                                                            ----------------------------------------------------
                                                                1997      1996       1995       1994       1993
                                                                          (Dollars in Thousands)
                                                            ----------------------------------------------------
               Balance at January 1                           $3,212     $3,553     $3,965     $3,769    $4,901

               Charge-offs:
                    Real estate loans                            226        614        796      1,095     1,358
                    Commercial loans                             166          4         13        198        66
                    Installment loans                              7         11         12          4        10
                    Other loans                                   24         31         28         15        31
               -------------------------------------------------------------------------------------------------
                                                                 423        660        849      1,312     1,465
               -------------------------------------------------------------------------------------------------

               Recoveries:
                    Real estate loans                            146         99        222         42       127
                    Commercial loans                              34         26         53         30        44
                    Installment loans                              4          2          1          2         4
                    Other loans                                    2          2          1          2         3
               -------------------------------------------------------------------------------------------------
                                                                 186        129        277         76       178
               -------------------------------------------------------------------------------------------------

               Net charge-offs                                   237        531        572      1,236     1,287

               Allowance acquired from Candlewood                  -          -          -      1,192         -
               Additions charged to operations                   582        390        160        240       155
               Transfer to liability for estimated losses
               from off-balance sheet credit instruments          20        200          -          -         -
               -------------------------------------------------------------------------------------------------

               Balance at December 31                         $3,537     $3,212     $3,553     $3,965    $3,769
               =================================================================================================

               Ratio of net charge-offs during the period
               to average loans outstanding during the
               period                                           0.11%      0.27%      0.30%      0.74%     0.93%

               ============================================ ========= ========== ========== ========== =========

   Other information required by this Item is set forth in NMBT CORP's 1997 Annual Report to Stockholders (an Exhibit to this 10-K), on pages 11, 12 and 27, and is incorporated herein by reference.

FORM 10-K
NMBT CORP
December 31, 1997

V.  DEPOSITS

The average daily amount of deposits and weighted average rates paid on such deposits is summarized for the periods indicated in the following table:

                                                                       Years Ended December 31,
                                              ---------------------------------------------------------------------------
                                                        1997                     1996                     1995
                                              ------------------------- ------------------------ ------------------------
                                                Average      Average      Average     Average      Average     Average
                                                 Amount        Rate       Amount        Rate       Amount        Rate
                                                 ------        ----       ------        ----       ------        ----
                                                                        (Dollars in thousands)
                                              ---------------------------------------------------------------------------
Noninterest-bearing demand                       $34,016                  $28,681                  $22,605
Interest-bearing checking                         81,145       1.70%       72,251      1.58%        69,831       1.70%
Savings                                           60,907       2.45%       63,483      2.52%        64,500       2.67%
Time deposits under $100                          81,516       5.39%       73,504      5.29%        66,221       5.17%
Time deposits $100 or more                        16,432       5.36%       10,919      5.72%         9,703       5.54%
                                               --------------------------------------------------------------------------
TOTAL DEPOSITS                                  $274,016                 $248,818                 $232,860

Remaining maturities of time certificates of deposit of $100,000 or more, all of which have fixed rates, are summarized as follows:

                                                                         December, 31, 1997
                                                                       ------------------------
                                                                           (In Thousands)
                 Three months or less                                                   $7,514
                 Over three months through six months                                    2,807
                 Over six months through one year                                        3,983
                 Over one year                                                           3,107
                 -----------------------------------------------------------------------------
                 TOTAL TIME DEPOSITS OF $100 OR MORE                                   $17,411
                 ===================================================== ========================

VI. RETURN ON EQUITY AND ASSETS

The dividend payout ratios were as follows for the periods indicated:


                                                                December, 31, 1997
                                              ---------------------------------------------------
                                                 1997       1996      1995       1994      1993
                                              ----------- --------- ---------- --------- ---------
               Dividends payout ratio              18.79%    15.62%     15.25%    --        --

   Other information required by this Item is set forth in NMBT CORP's 1997 Annual Report to Stockholders (an Exhibit to this 10-K), on page 8, and is incorporated herein by reference.

FORM 10-K
NMBT CORP
December 31, 1997

VII.  SHORT-TERM BORROWINGS

Advances from Federal Home Loan Bank of Boston were as follows:

                                                                                  December 31,
     Maturity Date                 Rate                     1997                      1996                     1995
------------------------------------------------------------------------------------------------------------------------------
                                                   (Dollars in Thousands)

January 30,1997                   5.46%                        -                    $4,200                      $ -
June 9, 1997                      6.11%                        -                     1,685                        -
June 11, 1997                     6.09%                        -                     1,000                        -
January 30, 1998                  5.69%                    3,100                         -                        -
February 20, 1998                 5.64%                    5,575                         -                        -
October 1, 1998                   5.87%                    3,000                         -                        -
November 1, 1999                  6.05%                    2,310                     3,412                        -
November 1, 1999                  6.36%                    2,414                         -                        -
June 11, 2001                     7.03%                      550                       550                        -
June 19, 2001                     6.65%                    3,000                     3,717                        -
December 31, 2002                 6.25%                    1,650                                                  -
March 19, 2007                    6.95%                      953                                                  -
March 18, 2008                    6.46%                      593                                                  -
-------------------------------------------------------------------------------------------------------------------
                                                         $23,145                   $14,564                      $ -
====================================================================================================================

Maximum amount                                           $23,145                   $26,058                  $13,359
outstanding during
period
Average amount                                           $17,269                   $12,272                   $2,958
outstanding during
period
Average interest rate                                       6.20%                     5.92%                    6.38%

ITEM 2.  PROPERTIES

   NMBT's main office is located at 55 Main Street, in New Milford, Connecticut. NMBT has nine other offices, all in Connecticut, all with Automated Teller Machine facilities, and all being full service branch offices, located at:

                        186 Danbury Road in New Milford;
                        100 Park Lane Road in New Milford;
                        45 North Main Street in Kent;
                        29 Main Street South in Bridgewater;
                        105 Mill Plain Road in Danbury;
                        100 Route 37 in New Fairfield;
                        30 Germantown Road in Danbury;
                        30 Main Street in Danbury; and
                        325 Main Street South in Southbury.

FORM 10-K
NMBT CORP
December 31, 1997

   NMBT's Main Office is located on The Green in New Milford in a two-story building. Owned by NMBT, this facility has eight interior and three drive-in teller stations and parking for approximately thirty automobiles. NMBT's executive offices are in this facility. There are no encumbrances on this facility.

   NMBT's South Seven Office at 186 Danbury Road, in New Milford, which opened in July, 1982, is located in a two-story building and has a floor area of approximately 2,950 square feet. Leased by NMBT, current lease term expiring in 2012, this facility has six interior and two drive-in teller stations and parking for approximately twenty-two automobiles. NMBT pays its pro rata share of real estate taxes and other municipal charges assessed against the facility.

   NMBT's Park Lane Office at 100 Park Lane Road in New Milford, which opened in February, 1988, is located in a 21,000 square foot office building owned by NMBT. This facility has eight interior and three drive-in teller stations and parking for approximately 100 automobiles. This building also includes NMBT's administrative, data processing and operations departments. There are no encumbrances on this facility.

   NMBT's Kent Office at 45 North Main Street in Kent is located in a two-story building and has a floor area of approximately 1,800 square feet. This facility opened for business in July, 1983. NMBT's current lease term on this facility runs until 2005 with two five-year renewal options. This facility has five interior and two drive-in teller stations and parking for approximately twenty-two automobiles. NMBT pays its pro rata share of real estate taxes and other municipal charges assessed each year against the facility.

   NMBT's Bridgewater Office at 29 Main Street South in Bridgewater, in a small shopping center, opened for business in February, 1985. The lease was renewed in February, 1995 for a five-year term. NMBT pays its pro rata share of taxes and other center expenses. This facility has three indoor teller stations and shares a parking area with other center tenants.

   NMBT's Mill Plain Office at 105 Mill Plain Road in Danbury, which opened in August, 1992, is located in a two-story contemporary office building. The branch floor area consists of approximately 2,500 square feet, with an additional 2,500 square feet leased in the lower level. Currently leased by NMBT until 2002, this facility has 5 interior teller stations, 2 drive-in teller stations and parking for approximately thirty-five automobiles. NMBT pays its pro rata share of taxes and other municipal charges assessed each year against the facility.

   NMBT's Candlewood Office at 100 Route 37 in New Fairfield was formerly the Main office of Candlewood Bank and Trust Company (Candlewood). NMBT succeeded Candlewood as the lessee when NMBT acquired that institution on April 29, 1994. The office is located in a two-story office building and has a floor area of approximately 5,500 square feet. This facility has six interior teller stations, two drive-in teller stations and shares parking facilities with other building tenants. The current lease expires September 30, 2006. NMBT pays its pro rata share of taxes assessed against the facility.

   NMBT's Germantown Office at 30 Germantown Road in Danbury was formerly the branch office of Candlewood and the lease for this office was also assumed as part of the acquisition. This office is located in the Germantown Plaza Shopping Center and has a floor area of approximately 1,800 square feet. This facility has four interior teller stations, one drive-in teller station and shares parking spaces with other Center tenants. The present lease term expires in 2007 but may be renewed for two additional five-year terms. NMBT pays its pro rata share of the Center's taxes and other expenses.

   NMBT's Danbury Towers Office at 30 Main Street, Danbury, opened April 26, 1995. This branch is located in a five-story contemporary office building called the Danbury Executive Towers, and has a floor area of approximately 3,700 square feet. Subleased by NMBT until December, 1999, this facility has 5 interior teller stations, 2 drive-in teller stations, 15 parking spaces reserved for customers and shares additional available parking spaces with other Towers tenants. NMBT pays its pro rata share of taxes and other municipal charges assessed against the facility.

   NMBT's newest branch, the Southbury Office, 325 Main Street South, Southbury, opened September 15, 1997. Located in a two-story office building, this branch has a floor area of approximately 3,200 square feet, 4 interior teller stations, 1 drive-in teller station and 1 drive-in ATM. Parking facilities are shared with other building tenants.

FORM 10-K
NMBT CORP
December 31, 1997

NMBT pays its pro rata share of the property taxes and other expenses.

ITEM 3.  LEGAL PROCEEDINGS

   NMBT is a defendant in certain claims and legal actions that arose in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these proceedings, in the aggregate, are not expected to have a materially adverse effect on the financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The information required by this Item is set forth in NMBT CORP's 1997 Annual Report to Stockholders (an Exhibit to this 10-K), on pages 18, 32 and 35, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

   The information required by this Item is set forth in NMBT CORP's 1997 Annual Report to Stockholders (an Exhibit to this 10-K), on page 8, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information required by this Item is set forth in NMBT CORP's 1997 Annual Report to Stockholders (an Exhibit to this 10-K), on pages 10 through 20, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this Item is set forth in NMBT CORP's 1997 Annual Report to Stockholders (an Exhibit to this 10-K), on pages 21 through 35, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No changes in or disagreements with accountants have occurred during the two most recent fiscal years or any subsequent interim period.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

FORM 10-K
NMBT CORP
December 31, 1997

   The information required by this Item is set forth in a definitive proxy statement (to be filed pursuant to Regulation 14A) and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this Item is set forth in a definitive proxy statement (to be filed pursuant to Regulation 14A) and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is set forth in a definitive proxy statement (to be filed pursuant to Regulation 14A) and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is set forth in a definitive proxy statement (to be filed pursuant to Regulation 14A) and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND SCHEDULES

   The following financial statements of NMBT CORP included in the Annual Report of NMBT CORP to its stockholders for the year ended December 31, 1997 are incorporated herein by reference:

   Consolidated Statements of Condition - December 31, 1997 and 1996 Consolidated Statements of Operations - Years Ended December 31, 1997, 1996 and 1995
   Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995
   Consolidated Statements of Changes in Stockholders' Equity -
     Years Ended December 31, 1997, 1996 and 1995
   Notes to Consolidated Financial Statements
   Selected quarterly financial data - Years Ended December 31, 1997 and 1996

(B) REPORTS ON FORM 8-K - (FOURTH QUARTER OF 1997)

   None

(C) EXHIBITS

    2 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A12G filed on November 25, 1997)

   3.1 Certificate of Incorporation (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-

   3.2 By-Laws (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-

         A12G filed on  November 25, 1997)

   10.   Material Contracts

   10.1  Non-Statutory Stock Option Plan (1988) (incorporated  by  reference  to
         Exhibit 2 to the Company's Registration Statement on Form 8-A12G filed on November 25, 1997)
   10.2 1994 Stock Option Plan for Employees, Officers, Directors of NMBT (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A12G filed on November 25, 1997)
   10.3 Amendment No. 1 to Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A12G filed on November 25, 1997)

   10.4  Amendment No. 1 to 1994 Stock Option Plan (incorporated by reference to
         Exhibit 2 to the Company's Registration Statement on Form 8-A12G filed on November 25, 1997) 10.5 Employment Agreement between NMBT and Michael D. Carrigan dated January 17, 1996 (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A12G filed on November 25, 1997)

   10.6  Employment  Agreement  between  NMBT and Jay C. Lent dated  January 17,
         1996   (incorporated  by  reference  to  Exhibit  2  to  the  Company's
         Registration Statement on Form 8-A12G filed on November 25, 1997)

   10.7  Employment  Agreement between NMBT and Peter R. Maher dated January 17,
         1996   (incorporated  by  reference  to  Exhibit  2  to  the  Company's
         Registration Statement on Form 8-A12G filed on November 25, 1997)

   11. Statement re: computation of per share earnings (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A12G filed on November 25, 1997)

   12. Statements re: computation of ratios (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A12G filed on November 25, 1997)

   13.   NMBT CORP's 1997 Annual Report to Stockholders

   20. Proxy Statement dated April 3, 1998, for the Annual Meeting of Stockholders of NMBT CORP

   21.   Subsidiary of Registrant

(D) FINANCIAL STATEMENT SCHEDULES

No financial statement schedules are required to be filed as Exhibits pursuant to Item 14(d).

FORM 10-K
NMBT CORP
December 31, 1997

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                        NMBT CORP
            --------------------------------------------------------------------

By (Signature and Title)     s/ Michael D. Carrigan   Date      March 18, 1998
                         -----------------------------        ------------------
                         Michael D. Carrigan, President
                         and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

By (Signature and Title)     s/ Michael D. Carrigan    Date     March 18, 1998
                        ------------------------------        ------------------
                        Michael D. Carrigan, Director,
                        President and Chief Executive Officer

By (Signature and Title)     s/ Jay C. Lent            Date     March 18, 1998
                        ------------------------------        ------------------
                        Jay C. Lent, Executive Vice President,
                        Chief Financial Officer and Secretary

By (Signature and Title)     s/ Deborah L. Fish        Date     March 18, 1998
                        ------------------------------        ------------------
                        Deborah L. Fish, Treasurer

By (Signature and Title)     s/ Kevin L. Dumas         Date     March 18, 1998
                        ------------------------------        ------------------
                        Kevin L. Dumas, Director

By (Signature and Title)     s/ Louis A. Funk, Jr.     Date     March 18, 1998
                        ------------------------------        ------------------
                        Louis A. Funk, Jr., Director

By (Signature and Title)     s/ Lawrence Greenhaus     Date     March 18, 1998
                        ------------------------------        ------------------
                        Lawrence Greenhaus, Director

By (Signature and Title)     s/ Ruth Henderson         Date     March 18, 1998
                        ------------------------------        ------------------
                        Ruth Henderson, Director

By (Signature and Title)     s/ Robert W. X. Martin    Date     March 18, 1998
                        ------------------------------        ------------------
                        Robert W. X. Martin, Director

By (Signature and Title)     s/ Terry C. Pellegrini    Date     March 18, 1998
                        ------------------------------        ------------------
                        Terry C. Pellegrini, Director

By (Signature and Title)     s/ Walter G. Southworth   Date     March 18, 1998
                        ------------------------------        ------------------
                        Walter G. Southworth, Director

By (Signature and Title)     s/ Jack W. Straub         Date     March 18, 1998
                        ------------------------------        ------------------
                        Jack W. Straub, Director

By (Signature and Title)     s/ Harry H. Taylor, Jr.   Date     March 18, 1998
                        ------------------------------        ------------------
                        Harry H. Taylor, Jr., Director

By (Signature and Title)     s/ Arthur C. Weinshank    Date     March 18, 1998
                        ------------------------------        ------------------
                        Arthur C. Weinshank, Director