Form 10-Q
period 1998-03-31
NMBT CORP
filed 1998-05-15
CIK 1046520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1998
                              --------------------------------------------------
                                                  or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   Commission file Number               000-23419
                         -------------------------------------------------------
                                        NMBT CORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                                 06-1496548
--------------------------------------------------------------     --------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

     55 Main Street, New Milford, Connecticut                                06776-2400
--------------------------------------------------------------     --------------------------------
       (Address of principal executive offices)                              (ZIP Code)

Registrant's telephone number, including area code          (860) 355-1171
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

   The number of shares of Common Stock, par value $.01 per share, outstanding as of April 11, 1998 was 2,640,258.

NMBT CORP
Form 10Q
March 31, 1998


                                TABLE OF CONTENTS
                                -----------------


                                                                                                     Page
PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Condition (Unaudited)
                  March 31, 1998 and December 31, 1997                                                   3

         Consolidated Statements of Operations (Unaudited)
                  Three Months Ended March 31, 1998 and March 31, 1997                                   4

         Consolidated Statements of Comprehensive Income (Unaudited)
                  Three Months Ended March 31, 1998 and March 31, 1997                                   5

         Consolidated Statements of Cash Flows (Unaudited)
                  Three Months Ended March 31, 1998 and March 31, 1997                                   6

         Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                  Three Months Ended March 31, 1998 and March 31, 1997                                   7

         Notes to Consolidated Financial Statements                                                      8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                  12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                     15


PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                              15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                               16

SIGNATURES                                                                                              17

                                    NMBT CORP
                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                                                                                --------------------- ---------------------
                                                                                     MARCH 31,            DECEMBER 31,
                                                                                --------------------- ---------------------
                                                                                        1998                  1997
                                                                                --------------------- ---------------------
                                                                                 Dollars in thousands, except share data

ASSETS
Cash and due from banks                                                                      $22,796               $18,737
Interest-bearing deposits                                                                     11,565                 4,025
---------------------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents                                                             34,361                22,762
---------------------------------------------------------------------------------------------------------------------------

Securities:
Available for sale, at fair value (amortized cost of $46,062 in 1998                          46,508                48,129
   and $47,556 in 1997)
Held to maturity, at amortized cost (fair value of $40,084 in 1998                            39,849                35,876
   and $36,240 in 1997)
---------------------------------------------------------------------------------------------------------------------------
        Total securities                                                                      86,357                84,005
---------------------------------------------------------------------------------------------------------------------------

Loans                                                                                        224,442               223,909
Less allowance for loan losses                                                                 3,680                 3,537
---------------------------------------------------------------------------------------------------------------------------
        Loans, net                                                                           220,762               220,372
---------------------------------------------------------------------------------------------------------------------------

Real estate owned, net                                                                            51                   212
Premises and equipment, net                                                                    3,717                 3,706
Excess of cost over fair value of net assets acquired, net                                       447                   506
Accrued interest and other assets                                                              5,341                 5,003
---------------------------------------------------------------------------------------------------------------------------

        Total assets                                                                        $351,036              $336,566
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Noninterest-bearing checking                                                         $40,408               $36,999
        Interest-bearing checking                                                             88,325                88,501
        Savings                                                                               62,389                60,782
        Time deposits under $100                                                              81,922                81,902
        Time deposits $100 or more                                                            19,170                17,411
---------------------------------------------------------------------------------------------------------------------------
        Total deposits                                                                       292,214               285,595
---------------------------------------------------------------------------------------------------------------------------

Advances from Federal Home Loan Bank of Boston (FHLB)                                         30,236                23,145
Accrued interest and other liabilities                                                         2,453                 2,496
---------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                    324,903               311,236
---------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
        Common stock, $0.01 par value
        Shares authorized:    8,000,000
        Shares outstanding:  1998 - 2,640,258;  1997 - 2,614,858                                  26                    26
        Additional paid-in capital                                                            17,779                17,378
        Retained earnings                                                                      8,034                 7,548
        Accumulated other comprehensive income                                                   294                   378
---------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                            26,133                25,330
---------------------------------------------------------------------------------------------------------------------------

        Total liabilities and stockholders' equity                                          $351,036              $336,566
===========================================================================================================================

See notes to financial statements.

                                    NMBT CORP

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                -------------------------------------------
                                                                                   MARCH 31, 1998         MARCH 31, 1997
                                                                                --------------------- ---------------------
                                                                                Dollars in thousands, except per share data

INTEREST AND DIVIDEND INCOME
Interest and fees on loans                                                                    $4,468                $4,309
U.S. Treasury and agency securities                                                            1,032                   926
Municipal securities                                                                             199                   112
Dividends on FHLB stock                                                                           28                    24
Interest-bearing deposits                                                                        102                    29
---------------------------------------------------------------------------------------------------------------------------
        Total interest and dividend income                                                     5,829                 5,400
---------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest-bearing checking                                                                        365                   293
Savings                                                                                          357                   369
Time deposits under $100                                                                       1,077                 1,064
Time deposits $100 or more                                                                       245                   202
FHLB advances and capital leases                                                                 391                   225
---------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                                                 2,435                 2,153
---------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income                                                               3,394                 3,247
Provision for loan losses                                                                        141                   125
---------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income after provision for loan losses                               3,253                 3,122
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges on deposit accounts                                                              242                   249
Other service charges, commission and fees                                                        89                    82
Loan servicing fees                                                                               15                     9
Gain on sale of securities                                                                        51                     -
Net gain on sale of loans                                                                        145                    64
Other income                                                                                      26                    28
---------------------------------------------------------------------------------------------------------------------------
        Total noninterest income                                                                 568                   432
---------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Compensation, payroll taxes and benefits                                                       1,469                 1,345
Occupancy                                                                                        257                   241
Furniture and equipment                                                                          188                   234
Data processing                                                                                   78                    54
Stationery, printing and supplies                                                                122                    83
Marketing, advertising and investor relations                                                    101                    98
Legal and professional fees                                                                       48                    63
Other general and administrative expense                                                         388                   283
---------------------------------------------------------------------------------------------------------------------------
        Total general and administrative expense                                               2,651                 2,401
Operations of real estate owned                                                                    1                    33
Amortization of intangible assets                                                                 59                    59
---------------------------------------------------------------------------------------------------------------------------
        Total noninterest expense                                                              2,711                 2,493
---------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                                       1,110                 1,061
Provision for income taxes                                                                       414                   427
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                                      $696                  $634
===========================================================================================================================
Basic earnings per share                                                                       $0.26                 $0.24
Diluted earnings per share                                                                     $0.25                 $0.23
---------------------------------------------------------------------------------------------------------------------------
Average shares outstanding                                                                     2,632                 2,588
Average shares and share equivalents outstanding                                               2,807                 2,718
---------------------------------------------------------------------------------------------------------------------------
Cash dividends per share                                                                       $0.08                 $0.05
---------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

                                    NMBT CORP

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                    -------------------------------------------------------
In thousands                                                              MARCH 31, 1998              MARCH 31, 1997
------------------------------------------------------------------- --------------------------- ---------------------------
Net Income                                                                                $696                        $634
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities:
      Unrealized holding losses arising during period                      ($50)                      ($216)
      Less: reclassification adjustment for gains included in
            net income                                                      (34)                           -
                                                                    -------------               -------------
Other comprehensive income                                                                (84)                      ($216)
                                                                                  -------------               -------------
Comprehensive income                                                                      $612                        $418
                                                                                  =============               =============


See notes to financial statements.

                                    NMBT CORP

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                -------------------------------------------
                                                                                   MARCH 31, 1998        MARCH 31, 1997
                                                                                --------------------- ---------------------
                                                                                               In thousands
OPERATING ACTIVITIES
Net Income                                                                                      $696                  $634
Adjustments to reconcile net income to net cash provided by
   Operating activities:
   Depreciation and amortization                                                                 189                   241
   Provision for loan losses                                                                     141                   125
   Net amortization of securities                                                                 47                    33
   Realized securities gains, net                                                                (51)                    -
   Loans originated for sale                                                                 (11,425)               (4,752)
   Proceeds from loans sold, net                                                              11,801                 4,994
   Gains from loans sold, net                                                                   (145)                  (64)
   Realized gains from real estate owned, net                                                    (21)                   (8)
   Net increase in interest receivable                                                           (13)                 (267)
   Net (increase) decrease in other assets                                                      (172)                  112
   Net increase in interest payable                                                               63                    39
   Net increase (decrease) in other liabilities                                                  (97)                  369
---------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                   1,013                 1,456
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of held to maturity (HTM) securities                                                (10,000)               (2,996)
Net loan originations                                                                           (860)                 (285)
Purchases of available for sale (AFS) securities                                              (8,552)               (3,869)
Net purchases of premises and equipment                                                         (142)                 (103)
Proceeds from sales of real estate owned                                                         170                   (10)
Proceeds from maturities of AFS securities                                                     7,712                   256
Proceeds from maturities of HTM securities                                                     5,995                 1,046
Proceeds from sales of AFS securities                                                          2,370                     -
Purchases of FHLB stock                                                                            -                  (136)
---------------------------------------------------------------------------------------------------------------------------
   Net cash used for investing activities                                                     (3,307)               (6,097)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in advances from FHLB                                                             7,091                   256
Net increase in time deposits                                                                  1,779                 6,326
Net increase (decrease) in checking and savings deposits                                       4,840                (2,316)
Cash dividends                                                                                  (210)                 (129)
Net proceeds from exercise of stock options                                                      401                     -
Other                                                                                             (8)                  (17)
---------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                  13,893                 4,120
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                              11,599                  (521)
Cash and cash equivalents, beginning of period                                                22,762                23,990
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                     $34,361               $23,469
===========================================================================================================================

CASH PAID DURING PERIOD
Interest to depositors and creditors                                                          $2,372                $2,115
Income taxes                                                                                     449                     -

NON-CASH TRANSFERS
Transfer of loans to real estate owned                                                             -                   350
Net change in unrealized gains (losses) on AFS securities                                       (672)                 (216)
Financed portion of sales of real estate owned                                                    12                   129

See notes to financial statements.

                                    NMBT CORP

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                          ACCUMULATED
                                                                             OTHER                   ADDITIONAL
                                           COMPREHENSIVE     RETAINED    COMPREHENSIVE    COMMON      PAID-IN        SHARES
In thousands                   TOTAL          INCOME         EARNINGS        INCOME        STOCK      CAPITAL     OUTSTANDING
-------------------------------------------------------------------------------------------------------------------------------

JANUARY 1, 1997                  $22,565                    $5,195                $146         $26      $17,198          2,588
Comprehensive income
   Net income                        634        $634           634
   Other comprehensive
   income, net of tax
      Unrealized losses on          (216)       (216)
        securities
                                         ------------
   Other comprehensive
     income                                     (216)                             (216)
                                         ============
Comprehensive income                            $418
                                         ============
Cash dividends                      (129)                     (129)
                           --------------            --------------------------------------------------------------------------
MARCH 31, 1997                   $22,854                    $5,700                ($70)         $26      $17,198          2,588
                           ==============            ==========================================================================


JANUARY 1, 1998                  $25,330                    $7,548                $378          $26      $17,378          2,615
Comprehensive income
   Net income                        696        $696           696
   Other comprehensive
   income, net of tax
     Unrealized losses
     securities, net of
     reclassification
     adjustment (see
     disclosure)                     (84)        (84)
                                         ------------
   Other comprehensive
       income                                    (84)                              (84)
                                         ------------
Comprehensive income                            $612
                                         ============
Proceeds from exercise
of stock options                     401                                                                    401             25
Cash dividends                      (210)                     (210)
                           --------------            --------------------------------------------------------------------------
MARCH 31, 1998                   $26,133                    $8,034                $294         $26      $17,779          2,640
                           ==============            ==========================================================================

DISCLOSURE OF RECLASSIFICATION AMOUNT:
Unrealized holding losses arising during period                                   ($50)
Less: reclassification adjustment for gains included in net income                 (34)
                                                                        --------------
Net unrealized losses on securities                                               ($84)
                                                                        ==============


See notes to financial statements.
                                       7

NMBT CORP
Form 10Q
March 31, 1998


NMBT CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

NMBT CORP (the Company), a Delaware Corporation formed in November, 1997, is the bank holding company for NMBT (formerly The New Milford Bank & Trust Company), a state-chartered commercial bank. The Company's activity is currently limited to the holding of NMBT's outstanding common stock.

The interim unaudited consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles. Certain financial information that is normally included in the financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. In preparing the interim financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

In the opinion of Management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1998, and the results of its operations and its cash flows for the three months then ended. The results of operations for the periods shown are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report.

NOTE 2.  SECURITIES

The aggregate amortized cost and estimated fair values of securities available for sale at March 31, 1998 and December 31, 1997 are as follows:

------------------------------------------------------------------------------------------------------------------
                                                                        MARCH 31, 1998
------------------------------------------------------------------------------------------------------------------
                                                                    GROSS            GROSS
                                                 AMORTIZED       UNREALIZED        UNREALIZED        ESTIMATED
Dollars in thousands                               COST             GAINS            LOSSES          FAIR VALUE
------------------------------------------------------------------------------------------------------------------
U.S. Treasury and agency securities                   $24,058              $77               $19          $24,116
Municipal securities                                   18,488              378                14           18,852
Mortgage-backed securities                              1,756               24                 -            1,780
------------------------------------------------------------------------------------------------------------------
Total debt securities                                  44,302              479                33           44,748
FHLB Stock                                              1,760                -                 -            1,760
------------------------------------------------------------------------------------------------------------------
Total securities available for sale                   $46,062             $479               $33          $46,508
==================================================================================================================

NMBT CORP
Form 10Q
March 31, 1998


------------------------------------------------------------------------------------------------------------------
                                                                        DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------
                                                                     GROSS            GROSS
                                                AMORTIZED          UNREALIZED        UNREALIZED        ESTIMATED
Dollars in thousands                              COST               GAINS            LOSSES          FAIR VALUE
------------------------------------------------------------------------------------------------------------------
U.S. Treasury and agency securities                   $24,615              $99               $19          $24,695
Municipal securities                                   16,968              418                 1           17,385
Mortgage-backed securities                              4,213               80                 4            4,289
------------------------------------------------------------------------------------------------------------------
Total debt securities                                  45,796              597                24           46,369
FHLB Stock                                              1,760                -                 -            1,760
==================================================================================================================
Total securities available for sale                   $47,556             $597               $24          $48,129
==================================================================================================================


The aggregate amortized cost and estimated fair values of securities held to maturity at March 31, 1998 and December 31, 1997 are as follows:

------------------------------------------------------------------------------------------------------------------
                                                                        MARCH 31, 1998
------------------------------------------------------------------------------------------------------------------
                                                                   GROSS            GROSS
                                              AMORTIZED         UNREALIZED        UNREALIZED         ESTIMATED
Dollars in thousands                              COST             GAINS            LOSSES          FAIR VALUE
------------------------------------------------------------------------------------------------------------------
U.S. Treasury and agency securities                   $19,395              $84              $104          $19,375
Mortgage-backed securities                             20,454              262                 7           20,709
------------------------------------------------------------------------------------------------------------------
Total securities held to maturity                     $39,849             $346              $111          $40,084
==================================================================================================================

------------------------------------------------------------------------------------------------------------------
                                                                      DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------
                                                                   GROSS            GROSS
                                              AMORTIZED         UNREALIZED        UNREALIZED         ESTIMATED
Dollars in thousands                              COST             GAINS            LOSSES          FAIR VALUE
------------------------------------------------------------------------------------------------------------------
U.S. Treasury and agency securities                   $13,492              $96               $33          $13,555
Mortgage-backed securities                             22,384              310                 9           22,685
------------------------------------------------------------------------------------------------------------------
Total securities held to maturity                     $35,876             $406               $42          $36,240
==================================================================================================================


Securities with a carrying value of $3.0 million and $5.0 million were pledged as collateral for public deposits as of March 31, 1998 and December 31, 1997, respectively.

NMBT CORP
Form 10Q
March 31, 1998

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

------------------------------------------------------------------------------------------------------
In thousands                                           MARCH 31, 1998              DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------
LOANS
Real estate                                                    $188,918                      $188,868
Commercial and industrial                                        16,686                        17,818
Installment and education                                         8,476                         8,994
Construction and development                                      9,588                         7,299
Cash reserve and credit cards                                       774                           930
------------------------------------------------------------------------------------------------------
Total Loans                                                    $224,442                      $223,909
======================================================================================================


Changes in the allowance for loan losses were as follows:

----------------------------------------------------------------------------------------------------------------------
In thousands                                                              MARCH 31, 1998           DECEMBER 31, 1997
----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of year                                      $3,537                     $3,212
Provision for loan losses charged against income                                       141                        582
Transfer to liability for estimated losses from off-balance                              -                        (20)
sheet credit instruments
Loan losses, net of recoveries                                                           2                       (237)
----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                                          $3,680                     $3,537
======================================================================================================================


Loans to executive officers, principal stockholders, directors, companies of which directors are principal owners, and individuals directly related to or affiliated with directors and executive officers aggregated $3.10 million and $2.50 million at March 31, 1998 and December 31, 1997, respectively.

NOTE 4.  EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS establishes standards for computing and presenting earnings per share. SFAS 128 is applicable to all United States entities with publicly held common stock or potential common stock. The statement requires disclosure of basic earnings per share (i.e. common stock equivalents are not considered) and diluted earnings per share (i.e. common stock equivalents are considered using the treasury stock method) on the face of the statement of operations, along with a reconciliation of the numerator and denominator of basic and diluted earnings per share. SFAS 128 replaces Accounting Principles Board No. 15, issued by the American Institute of Certified Public Accountants, as the authoritative guidance for calculation and disclosure of earnings per share.

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, consisting solely of stock options, had been issued. Weighted average common shares outstanding used to calculate basic and diluted earnings per share for the three-month periods ended March 31, 1998 and 1997 were as follows:

                                                                              THREE MONTHS ENDED
             In thousands                                           MARCH 31, 1998         MARCH 31, 1997
             --------------------------------------------------- ---------------------- ----------------------
             Weighted average common shares:
             Basic                                                     2,632                  2,588
             Effect of stock options                                     175                    130
             Diluted                                                   2,807                  2,718



NOTE 5.  COMPREHENSIVE INCOME

On January 1, 1998,  the  Company  adopted  Statement  of  Financial  Accounting
Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

The Company held securities classified as available for sale at March 31, 1998 and December 31, 1997, which had unrealized gains. The before-tax and after-tax amounts for these unrealized gains, as well as the tax (expense)/benefits, are summarized as follows:

                                                    MARCH 31, 1998                                 DECEMBER 31, 1997
                                                          TAX                                             TAX
                                       BEFORE           (EXPENSE)/                        BEFORE       (EXPENSE)/
In thousands                             TAX             BENEFIT      AFTER TAX             TAX         BENEFIT      AFTER TAX
--------------------------------------------------------------------------------------------------------------------------------
Unrealized holding gains                   $497          ($169)          $328                $573         ($195)          $378
Reclassification adjustment
for gains included in net
income                                      (51)            17            (34)                  -             -              -
--------------------------------------------------------------------------------------------------------------------------------
Accumulated other
comprehensive income                       $446          ($152)          $294                $573         ($195)          $378
================================================================================================================================

NMBT CORP
Form 10Q
March 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------
   The Company, a Delaware corporation formed in 1997, is the registered bank holding company for NMBT (formerly The New Milford Bank & Trust Company), a wholly owned subsidiary. NMBT, headquartered in New Milford, Connecticut, is a state-chartered bank and trust company founded in 1975. The Company's activity is currently limited to the holding of NMBT's outstanding common stock. NMBT is the Company's only subsidiary and its primary investment. The net income of the Company is presently derived entirely from the business of NMBT.

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

FORWARD-LOOKING STATEMENTS
--------------------------
The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 1998. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of NMBT's products and services; and the extent and timing of legislative and regulatory actions and reform.

The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
---------------------------------------------

Net income for the three months ended March 31, 1998 increased 9.7% to $0.69 million, or $0.25 diluted earnings per share, as compared to net income of $0.63 million, or $0.23 diluted earnings per share, for the three months ended March 31, 1997. Basic earnings per share was $0.26 for the quarter ended March 31, 1998, as compared to $0.24 for the same period in 1997. All earnings per share amounts reflect a change in accounting principle adopted during the quarter ended December 31, 1997.

Net interest and dividend income (interest and dividend income less interest expense) before provision for estimated loan losses for the first quarter of 1998 increased by $0.15 million or 4.5%, from the first quarter of 1997. The net interest spread, the difference between the yield earned on loans and investments and the rate paid on deposits and borrowings, was 4.5% for the three months ended March 31, 1998, and 4.8% for the three months

NMBT CORP
Form 10Q
March 31, 1998

ended March 31, 1997. The increase in net interest income is a reflection of growth in interest-earning assets and was accomplished despite a contraction in the interest rate spread caused by seasonal factors, customer demand for fixed rate loans and increased price competition for loans and deposits.

Management estimates the allowance for loan losses based on an evaluation of the Company's past loan experience, known and inherent risks in the portfolio, estimated value of underlying collateral, and current economic conditions. Establishing the allowance for loan losses involves significant management judgments utilizing the best information available at the time. Those judgments are subject to further review by various sources, including the Company's regulators. Adjustments to the allowance for loan losses may be necessary in the future based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, the identification of additional problem loans, and other factors. The provision for estimated loan losses for the first quarter of 1998 was $0.14 million as compared to a $0.12 million provision for the same period in 1997. The increased provision is due to growth in the loan portfolio. In management's judgment the allowance for loan losses is adequate to absorb probable losses in the existing portfolio.

Also contributing to the Company's improved financial performance was a 31.3% increase in noninterest income, comparing the first quarter of 1998 to the first quarter of 1997, due to strong activity in the mortgage banking area and increased fee income.

Noninterest expenses were up 8.7% from the first quarter of the previous year, due principally to the opening of the Southbury Office and formation of the holding company. In addition, the bank has added staff to handle increasing mortgage volume. This increased mortgage activity has been an important factor in the continued growth in the Company's overall prosperity. From March 31, 1997 to March 31, 1998, total assets have grown 13.0%, loans grew 6.1% and deposits have grown 8.2%. These growth rates have contributed to increased overhead.

Total assets increased 4.3% to $351.04 million as of March 31, 1998 from $336.57 million as of December 31, 1997. Deposits grew by $6.62 million and Federal Home Loan Bank net advances of $7.09 million were taken enabling the continuation of the Company's leverage strategy.

In late 1997, NMBT opened its tenth full service office in Southbury, Connecticut. This is the bank's first office in New Haven County and NMBT intends to look for other Fairfield County and New Haven County locations for further expansion. The opening of the Southbury Office and the completion of the reorganization to a holding company structure have caused a temporary drag on earnings as the cost of these changes are absorbed. It is anticipated that the Southbury Office will be profitable within the next twelve months.

IMPAIRED LOANS
--------------

The recorded investment in loans considered to be impaired was $4.05 million at March 31, 1998, and $3.59 million at December 31, 1997, and consists of loans for which an allowance of $0.43 million and $0.38 million, for the same periods respectively, has been established. Income recorded on impaired loans during the first three months of 1998 for the portion of this period that they were impaired was $0.03 million, none of which was recognized on the cash basis. Average investment in impaired loans during this same period of 1998 was $4.07 million as compared to $3.15 million during the first quarter of 1997. Nonaccruing loans at March 31, 1998, included $2.50 million of loans considered to be impaired, as compared with $2.22 million at December 31, 1997.

NMBT CORP
Form 10Q
March 31, 1998


NONPERFORMING ASSETS
--------------------

Nonperforming loans consist principally of residential and commercial loans collateralized by real estate and real estate acquired through foreclosures (real estate owned). Nonperforming assets and relevant ratios were as follows:

---------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                                              MARCH 31, 1998         DECEMBER 31, 1997
---------------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                                                 $3,280                    $3,208
Real estate owned                                                                             51                       212
---------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                                $3,331                    $3,420
===========================================================================================================================

Total nonperforming loans/Total loans                                                       1.46%                     1.43%
Total nonperforming assets/Total assets                                                     0.95%                     1.02%
Allowance for loan losses/Total nonperforming loans                                       112.19%                   110.23%



LIQUIDITY MANAGEMENT
--------------------

For information about the Company's liquidity position, see Management's Discussion and Analysis in its 1997 Annual Report to Stockholders, which was also incorporated into the Company's Annual Report to the Securities and Exchange Commission on Form 10K. There has been no material change in that data since it was reported.

CAPITAL
-------

At March 31, 1998, the Company had $26.13 million in stockholders' equity, compared with $25.33 million at December 31, 1997. The growth in stockholders' equity from the end of 1997 reflected a $0.08 million adjustment for the decrease in unrealized gains on securities available for sale in accordance with SFAS 115, proceeds of $0.40 million from the exercise of stock options, the retention of $0.69 million in net earnings, less the cash dividends paid on February 9, 1998, totaling $0.21 million.

The following reflects the Company's capital ratios (which exclude intangible assets and the SFAS 115 adjustment):


------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                            MARCH 31, 1998           DECEMBER 31, 1997           REGULATORY MINIMUM
------------------------------------------------------------------------------------------------------------------------
Risk-based capital ratios:
   Tier 1 capital ratio                                 12.36%                      12.19%                        4.00%
   Total capital ratio                                  13.62%                      13.45%                        8.00%

Leverage ratio                                           7.56%                       7.36%                        3.00%

Tier 1 capital                                        $25,363                     $24,428
Total risk-based capital                              $27,945                     $26,948
Total risk-adjusted assets                           $205,217                    $200,322

For further information about the Company's capital, see Management's Discussion and Analysis in its 1997 Annual Report to Stockholders, which was also incorporated into the Company's Annual Report to the Securities and Exchange Commission on Form 10K.

NMBT CORP
Form 10Q
March 31, 1998

YEAR 2000
---------

The Company continues with its current plans to address the Year 2000 compliance requirements. Management believes it remains on its current schedule to be at the proper stage of assessment, remediation and testing to be Year 2000 compliant, by year-end 1998. Further, management does not anticipate that it will incur expenses in excess of $100,000, although it may also need to replace certain hardware and software, which costs would be capitalized.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 1997 in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998. There have been no material changes in the Company's market risk at March 31, 1998, compared to December 31, 1997. The following is an update of the discussion provided therein:

GENERAL. The Company's largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the bank level. NMBT still is not subject to foreign currency exchange or commodity price risk. At March 31, 1998, neither the Company nor NMBT owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

ASSETS, DEPOSIT LIABILITIES AND BORROWINGS. There have been no material changes in the composition of assets, deposit liabilities or borrowings from December 31, 1997 to March 31, 1998.

GAP ANALYSIS. The one-year cumulative interest sensitivity gap as a percentage of total assets was $(28.8) million, or -8.22%, at March 31, 1998, down from $(42.7) million, or -12.68%, at December 31, 1997, due principally to an increase in cash and short-term assets which was funded by an increase in noninterest-bearing deposits.

INTEREST RATE RISK COMPLIANCE. NMBT continues to monitor the impact of interest rate volatility upon net interest income in the same manner as at December 31, 1997. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value at March 31, 1998, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NMBT is a defendant in certain claims and legal actions that arose in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these proceedings, in the aggregate, are not expected to have a materially adverse effect on the financial position, results of operations or liquidity of the Company.

NMBT CORP
Form 10Q
March 31, 1998





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders was held on May 5, 1998. There were no solicitations in opposition to any of the Board of Directors' nominees for the Board of Directors or other motions acted on at the Meeting. The following matters were considered and voted on, as certified by the Judge of Election at the Meeting:

1. Ruth Henderson, Terry C. Pellegrini and Arthur C. Weinshank were each elected to serve as Directors until the Annual Meeting of Stockholders to be held in the year 2001 who, with the six Directors, Kevin L. Dumas, Louis
     A. Funk, Jr., Lawrence Greenhaus, Robert W. X. Martin, Walter G. Southworth and Harry H. Taylor, Jr., whose terms of office did not expire at the Meeting, constitute the full Board. All nominees received at least 2,202,745, or 96.47%, votes cast FOR.

2. An Amendment to the 1994 Stock Option Plan of the Company's operating subsidiary, NMBT, increasing the number of shares issuable thereunder to 600,000 was approved. Votes cast FOR this amendment were 1,755,293.

3. The Directors' appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 1998 was ratified by 2,238,283 votes cast FOR.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)   EXHIBITS

                Exhibit 27. Financial Data Schedule (included only with EDGAR filing).

     (B)   REPORTS ON FORM 8-K

                None

NMBT CORP
Form 10Q
March 31, 1998

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  NMBT CORP
                                 -----------------------------------------------
                                                 (Registrant)

   April 13, 1998                        s/ Jay C. Lent
---------------------------      -----------------------------------------------
         Date                       Jay C. Lent, Executive Vice President, Chief
                                      Financial Officer and Secretary



    April 13, 1998                      s/ Deborah L. Fish
---------------------------      -----------------------------------------------
         Date                       Deborah L. Fish, Treasurer