Form 10-Q
period 1998-06-30
NMBT CORP
filed 1998-08-13
CIK 1046520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20547

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended       June 30, 1998
                                        -------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

   Commission file Number                 000-23419
                                          ----------

                                    NMBT CORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                         Delaware                                                      06-1496548
 ------------------------------------------------------------              -------------------------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)


       55 Main Street, New Milford, Connecticut                                       06776-2400
 ------------------------------------------------------------              -------------------------------------
       (Address of principal executive offices)                                       (ZIP Code)


   Registrant's telephone number, including area code      (860) 355-1171
                                                           -----------------


   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. [X] Yes   [ ] No

   The number of shares of Common Stock, par value $.01 per share, outstanding as of August 11, 1998 was 2,642,058.

NMBT CORP
Form 10Q
June 30, 1998

                                    TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Condition (Unaudited)
                  June 30, 1998 and December 31, 1997                                  3

         Consolidated Statements of Operations (Unaudited)
                  Six Months and Three Months Ended
                  June 30, 1998 and June 30, 1997                                      4

         Consolidated Statements of Comprehensive Income (Unaudited)
                  Six Months and Three Months Ended
                  June 30, 1998 and June 30, 1997                                      5

         Consolidated Statements of Cash Flows (Unaudited)
                  Six Months Ended June 30, 1998 and June 30, 1997                     6

         Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                  Six Months Ended June 30, 1998 and June 30, 1997                     7

         Notes to Consolidated Financial Statements                                    8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                   15


PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                            15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                             16

SIGNATURES                                                                            17

                                    NMBT CORP
                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
                   DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATE

                                                                                  JUNE 30,        DECEMBER 31,
                                                                       -------------------------------------
                                                                             1998              1997
                                                                       -------------------------------------
ASSETS
Cash and due from banks                                                            $21,942           $18,737
Interest-bearing deposits                                                           11,200             4,025
------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents                                                   33,142            22,762
------------------------------------------------------------------------------------------------------------
Securities:
Available for sale, at fair value (amortized cost of $56,238 in 1998                56,718            48,129
   and $47,556 in 1997)
Held to maturity, at amortized cost (fair value of $39,895 in 1998                  39,554            35,876
   and $36,240 in 1997)
------------------------------------------------------------------------------------------------------------
        Total securities                                                            96,272            84,005
------------------------------------------------------------------------------------------------------------

Loans                                                                              233,590           223,909
Less allowance for loan losses                                                       3,659             3,537
------------------------------------------------------------------------------------------------------------
        Loans, net                                                                 229,931           220,372
------------------------------------------------------------------------------------------------------------

Real estate owned, net                                                                  76               212
Premises and equipment, net                                                          3,699             3,706
Excess of cost over fair value of net assets acquired, net                             389               506
Accrued interest and other assets                                                    5,690             5,003
------------------------------------------------------------------------------------------------------------

        Total assets                                                              $369,199          $336,566
============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Noninterest-bearing checking                                               $42,647           $36,999
        Interest-bearing checking                                                   96,645            88,501
        Savings                                                                     66,616            60,782
        Time deposits under $100                                                    81,626            81,902
        Time deposits $100 or more                                                  17,567            17,411
------------------------------------------------------------------------------------------------------------
        Total deposits                                                             305,101           285,595
------------------------------------------------------------------------------------------------------------

Advances from Federal Home Loan Bank of Boston (FHLB)                               34,905            23,145
Accrued interest and other liabilities                                               2,468             2,496
------------------------------------------------------------------------------------------------------------
        Total liabilities                                                          342,474           311,236
------------------------------------------------------------------------------------------------------------

Stockholders' equity:
        Common stock, $0.01 par value
        Shares authorized:    8,000,000
        Shares outstanding:  1998 - 2,642,058;  1997 - 2,614,858                        26                26
        Additional paid-in capital                                                  17,799            17,378
        Retained earnings                                                            8,583             7,548
        Accumulated other comprehensive income                                         317               378
------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                  26,725            25,330
------------------------------------------------------------------------------------------------------------

        Total liabilities and stockholders' equity                                $369,199          $336,566
============================================================================================================

See notes to consolidated financial statements.

============================================================================================================

                                    NMBT CORP
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  DOLLARS, IN THOUSANDS, EXCEPT PER SHARE DATA

                                                                        SIX MONTHS ENDED       THREE MONTHS ENDED
                                                                            JUNE 30,                  JUNE 30,
                                                                        1998        1997          1998       1997
                                                                 -------------------------------------------------
INTEREST AND DIVIDEND INCOME
Interest and fees on loans                                              $8,979     $8,762        $4,511     $4,453
U.S. Treasury and agency securities                                      2,200      1,888         1,168        962
Municipal securities                                                       411        245           212        133
Dividends on FHLB stock                                                     57         51            29         27
Interest-bearing deposits                                                  201        102            99         73
------------------------------------------------------------------------------------------------------------------
        Total interest and dividend income                              11,848     11,048         6,019      5,648
------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest-bearing checking                                                  745        617           380        324
Savings                                                                    725        740           368        371
Time deposits under $100                                                 2,140      2,152         1,063      1,088
Time deposits $100 or more                                                 489        433           244        231
FHLB advances and capital leases                                           879        452           488        227
------------------------------------------------------------------------------------------------------------------
        Total interest expense                                           4,978      4,394         2,543      2,241
------------------------------------------------------------------------------------------------------------------
Net interest and dividend income                                         6,870      6,654         3,476      3,407
Provision for loan losses                                                  266        245           125        120
------------------------------------------------------------------------------------------------------------------
Net interest and dividend income after provision for loan losses         6,604      6,409         3,351      3,287
------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges on deposit accounts                                        489        513           247        264
Other service charges, commission and fees                                 181        182            92        100
Loan servicing fees                                                         36         18            21          9
Gain on sale of securities                                                  51          -             -          -
Net gain on sale of loans                                                  395        152           250         88
Other income                                                                55         55            29         27
------------------------------------------------------------------------------------------------------------------
        Total noninterest income                                         1,207        920           639        488
------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Compensation, payroll taxes and benefits                                 2,965      2,643         1,496      1,298
Occupancy                                                                  505        481           248        240
Furniture and equipment                                                    376        481           188        247
Data processing                                                            167        124            89         70
Stationery, printing and supplies                                          228        198           106        115
Marketing, advertising and investor relations                              212        215           111        117
Legal and professional fees                                                 77        141            29         78
Other general and administrative expense                                   747        640           359        357
------------------------------------------------------------------------------------------------------------------
        Total general and administrative expense                         5,277      4,923         2,626      2,522
Operations of real estate owned                                             49         62            48         29
Amortization of intangible assets                                          117        117            58         58
------------------------------------------------------------------------------------------------------------------
        Total noninterest expense                                        5,443      5,102         2,732      2,609
------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                 2,368      2,227         1,258      1,166
Provision for income taxes                                                 886        896           472        469
------------------------------------------------------------------------------------------------------------------
Net income                                                              $1,482     $1,331          $786       $697
==================================================================================================================
Basic earnings per share                                                 $0.56      $0.51         $0.30      $0.27
Diluted earnings per share                                               $0.53      $0.49         $0.28      $0.26
------------------------------------------------------------------------------------------------------------------
Average shares outstanding                                               2,637      2,590         2,637      2,590
Average shares and share equivalents outstanding                         2,810      2,729         2,810      2,729
------------------------------------------------------------------------------------------------------------------
Cash dividends per share                                                 $0.17      $0.10         $0.09      $0.05
------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.
==================================================================================================================

                                    NMBT CORP
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  In thousands

                                                  SIX MONTHS ENDED                               Three Months Ended
                                         JUNE 30, 1998         June 30, 1997               June 30, 1998         June 30, 1997
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                     $1,482                  $1,331                     $786                    $697
Other comprehensive
Income, net of tax:
   Unrealized gains (losses)
     on securities:
      Unrealized holding losses
          arising during period       ($27)                  ($39)                      $23                    $177
      Less: reclassification
          adjustment for gains
          included in net income       (34)                      -                        -                       -
                                  --------             ----------                ---------             -----------
Other comprehensive income                        (61)                    (39)                      23                     177
                                           ----------             -----------               ----------             -----------
Comprehensive income                           $1,421                  $1,292                     $809                    $874
                                           ==========             ===========               ==========             ===========

See Notes To Consolidated Financial Statements.
====================================================================================================================================

                                    NMBT CORP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  IN THOUSANDS

                                                                               SIX MONTHS ENDED
                                                                        JUNE 30, 1998          JUNE 30, 1997
                                                                    ----------------------------------------
OPERATING ACTIVITIES
Net Income                                                                     $1,482           $1,331
Adjustments to reconcile net income to net cash provided by
   Operating activities:
   Depreciation and amortization                                                  380              484
   Provision for loan losses                                                      266              245
   Net amortization of securities                                                 102               65
   Deferred income taxes                                                          123             (46)
   Realized securities gains, net                                                (51)                -
   Loans originated for sale                                                 (35,400)         (11,168)
   Proceeds from loans sold, net                                               35,447           11,225
   Gains from loan sales, net                                                   (395)            (152)
   Realized gains from real estate owned sales, net                              (27)              (8)
   Net increase in interest receivable                                          (236)            (248)
   Net (increase) decrease in other assets                                      (236)              164
   Net increase in interest payable                                                60               27
   Net increase (decrease) in other liabilities                                 (109)              236
------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                    1,406            2,155
------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of held to maturity (HTM) securities                                (15,000)          (4,996)
Net loan originations                                                         (9,757)          (7,590)
Purchases of available for sale (AFS) securities                             (20,898)          (8,143)
Net purchases of premises and equipment                                         (255)            (339)
Proceeds from real estate owned sales                                             176             (10)
Proceeds from maturities of AFS securities                                      9,880            2,003
Proceeds from maturities of HTM securities                                     11,249            4,793
Proceeds from sales of AFS securities                                           2,370                -
Purchases of FHLB stock                                                          (13)            (136)
------------------------------------------------------------------------------------------------------
   Net cash used for investing activities                                    (22,248)         (14,418)
------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase (decrease) in advances from FHLB                                  11,760            (290)
Net increase (decrease) in time deposits                                        (120)            6,557
Net increase in checking and savings deposits                                  19,626           10,200
Cash dividends                                                                  (447)            (259)
Net proceeds from exercise of stock options                                       421               52
Other                                                                            (18)             (36)
------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                   31,222           16,224
------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                          10,380            3,961
Cash and cash equivalents, beginning of period                                 22,762           23,990
------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                      $33,142          $27,951
======================================================================================================

CASH PAID DURING PERIOD
Interest to depositors and creditors                                           $4,918           $4,367
Income taxes                                                                      994              728

NON-CASH TRANSFERS
Transfer of loans to real estate owned                                             25              482
Net change in unrealized gains (losses) on AFS securities                        (61)             (39)
Financed portion of sales of real estate owned                                     12              129

See notes to consolidated financial statements.
------------------------------------------------------------------------------------------------------------

                                    NMBT CORP
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                  IN THOUSANDS


                                Total        Comprehensive     Retained      Accumulated     Common   Additional       Shares
                                                Income         Earnings         Other        Stock      Paid-In      Outstanding
                                                                             Comprehensive             Capital
                                                                               Income
------------------------------------------------------------------------------------------------------------------------------------
JANUARY 1, 1997                    $22,565                     $5,195            $146          $26       $17,198           2,588

Net income                           1,331       $1,331         1,331
   Other comprehensive
   Income, net of tax
      unrealized losses on
           securities                  (39)         (39)                          (39)
Proceeds from exercise
    of stock options                    52                                                                    52               9
Cash Dividends                        (259)                      (259)
                            --------------------------------------------------------------------------------------------------------
JUNE 30, 1997                      $23,650       $1,292        $6,267            $107          $26       $17,250           2,597
                            --------------------------------------------------------------------------------------------------------



JANUARY 1, 1998                    $25,330                     $7,548            $378          $26       $17,378           2,615
Net income                           1,482       $1,482         1,482
   Other comprehensive
   Income, net of tax
      unrealized losses on
            Securities, Net
            of reclassification
            adjustment                 (61)         (61)                          (61)
Proceeds from exercise                 421                                                                   421              27
   of stock options
Cash Dividends                        (447)                      (447)
                            --------------------------------------------------------------------------------------------------------
June 30, 1998                      $26,725       $1,421        $8,583            $317          $26       $17,799           2,642
                            --------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.
============================================================================================================================

NMBT CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

NMBT CORP (the "Company"), a Delaware Corporation formed in November, 1997, is the bank holding company for NMBT (formerly The New Milford Bank & Trust Company), a state-chartered commercial bank. The Company's activity is currently limited to the holding of NMBT's outstanding common stock.

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

In the opinion of Management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1998, and the results of its operations and its cash flows for the six months then ended. The results of operations for the periods shown are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report.

NOTE 2.  SECURITIES

The aggregate amortized cost and estimated fair values of securities available for sale at June 30, 1998 and December 31, 1997 are as follows:

                                                          JUNE 30, 1998
---------------------------------------------------------------------------------------------------
Dollars in thousands                     AMORTIZED        Gross         Gross       Estimated
                                           COST         Unrealized    Unrealized    Fair Value
                                                          Gains         Losses
----------------------------------------------------------------------------------------------------
U.S. Treasury and agency securities         $34,066        $112         $12          $34,166
Municipal securities                         18,810         372          13           19,169
Mortgage-backed securities                    1,589          21           -            1,610
-----------------------------------------------------------------------------------------------------
Total debt securities                        54,465         505          25           54,945
FHLB Stock                                    1,773           -           -            1,773
-----------------------------------------------------------------------------------------------------
Total securities available for sale         $56,238        $505         $25          $56,718
=====================================================================================================

NMBT CORP
Form 10Q
June 30, 1998

                                                              DECEMBER 31, 1997
---------------------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS                         AMORTIZED        GROSS         GROSS      ESTIMATED
                                               COST         UNREALIZED    UNREALIZED   FAIR VALUE
                                                              GAINS         LOSSES
----------------------------------------------------------------------------------------------------
U.S. Treasury and agency securities             $24,615         $99            $19          $24,695
Municipal securities                             16,968         418              1           17,385
Mortgage-backed securities                        4,213          80              4            4,289
---------------------------------------------------------------------------------------------------
TOtal debt securities                            45,796         597             24           46,369
FHLB stock                                        1,760           -              -            1,760
---------------------------------------------------------------------------------------------------
Total securities available for sale             $47,556        $597            $24          $48,129
====================================================================================================

The aggregate amortized cost and estimated fair values of securities held to maturity at June 30, 1998 and December 31, 1997 are as follows:


--------------------------------------------------------------------------------------------
                                                               JUNE 30, 1998
--------------------------------------------------------------------------------------------
Dollars in thousands                        AMORTIZED     Gross        Gross      Estimated
                                              COST      Unrealized   Unrealized   Fair Value
                                                          Gains        Losses
------------------------------------------------------------------------------------------
U.S. Treasury and agency securities         $21,395        $110           $5        $21,500
Mortgage-backed securities                   18,159         239            3         18,395
-------------------------------------------------------------------------------------------
Total securities held to maturity           $39,554        $349           $8        $39,895
===========================================================================================

--------------------------------------------------------------------------------------------
                                                           DECEMBER 31, 1997
--------------------------------------------------------------------------------------------
Dollars in thousands                        AMORTIZED     Gross        Gross      Estimated
                                              COST      Unrealized   Unrealized   Fair Value
                                                          Gains        Losses
------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
U.S. TREASURY AND AGENCY SECURITIES         $13,492         $96          $33        $13,555
MORTGAGE-BACKED SECURITIES                   22,384         310            9         22,685
-------------------------------------------------------------------------------------------
TOTAL SECURITIES HELD TO MATURITY           $35,876        $406          $42        $36,240
===========================================================================================


Securities with a carrying value of $3.0 million and $5.0 million were pledged as collateral for public deposits as of June 30, 1998 and December 31, 1997, respectively.

NMBT CORP
Form 10Q
June 30, 1998

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

In thousands                        JUNE 30, 1998     DECEMBER 31, 1997
-------------------------------------------------------------------------
LOANS

Real estate                              $198,646            $188,868
Commercial and industrial                  16,446              17,818
Installment and education                   7,879               8,994
Construction and development                9,825               7,299
Cash reserve and credit cards                 794                 930
-------------------------------------------------------------------------
Total loans                              $233,590            $223,909
========================================================++++=============


Changes in the allowance for loan losses were as follows:

                                                                          PERIOD ENDED
                                                                  -----------------------------------
In thousands                                                        JUNE 30, 1998   DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of year                             $3,537         $3,212
Provision for loan losses charged against income                              266            582
Transfer to liability for estimated losses from off-balance
sheet credit instruments                                                     (40)           (20)
Loan losses, net of recoveries                                              (104)          (237)
-----------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                                 $3,659         $3,537
=====================================================================================================


Loans to executive officers, principal stockholders, directors, companies of which directors are principal owners, and individuals directly related to or affiliated with directors and executive officers aggregated $1.82 million and $2.50 million at June 30, 1998 and December 31, 1997, respectively.

NOTE 4.  EARNINGS PER SHARE

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

Weighted average common shares outstanding used to calculate basic and diluted earnings per share for the six-month periods ended June 30, 1998 and 1997 were as follows:

                                               SIX MONTHS ENDED
                                      --------------------------------------
In thousands                           JUNE 30, 1998    JUNE 30, 1997
----------------------------------------------------------------------------
Weighted average common shares:
   Basic                                   2,637           2,590
   Effect of dilutive stock options          173             139
                                      --------------------------------------
   Diluted                                 2,810           2,729
                                      --------------------------------------

NMBT CORP
Form 10Q
June 30, 1998

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

The Company held securities classified as available for sale at June 30, 1998 and December 31, 1997, which had unrealized gains. The before-tax and after-tax amounts for these unrealized gains, as well as the tax (expense)/benefits, are summarized as follows:

                                            JUNE 30, 1998                                     DECEMBER 31, 1997
                                 -----------------------------------------      -------------------------------------------
In thousands                      BEFORE       TAX          AFTER TAX             BEFORE       TAX          AFTER TAX
                                   TAX      (EXPENSE)/                             TAX      (EXPENSE)/
                                             BENEFIT                                         BENEFIT
----------------------------------------------------------------------------------------------------------------------------
Unrealized holding gains           $531         ($180)         $351               $573      ($195)           $378
Reclassification adjustment        (51)             17          (34)                 -           -              -
for gains included in net
income
----------------------------------------------------------------------------------------------------------------------------
Accumulated other                  $480         ($163)         $317                $573      ($195)           $378
comprehensive income
===========================================================================================================================

NMBT CORP
Form 10Q
June 30, 1998

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

FORWARD-LOOKING STATEMENTS

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 1998. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Net income increased 12.8% to $0.79 million, or $0.28 per diluted share for the quarter ended June 30, 1998, as compared to net income of $0.70 million, or $0.26 per diluted share for the second quarter of 1997. For the six months ended June 30, 1998, net income was $1.48 million, or $0.53 per diluted share, an increase of 11.3% over the same six-month period in 1997.

Net interest and dividend income for the quarter ended June 30, 1998 increased by $0.07 million or 2.0%. Net interest and dividend income for the first half of 1998 increased by $0.22 million or 3.2%, from the first half of 1997. The net interest spread, the difference between the yield earned on loans and investments and the rate paid on deposits and borrowings, was 4.4% for the six months ended June 30, 1998, and 4.8% for the six months ended June 30, 1997. The increase in net interest income is a reflection of growth in interest-earning assets and was accomplished despite a contraction in the interest rate spread caused by seasonal factors, customer demand for fixed rate loans and increased price competition for loans and deposits.

NMBT CORP
Form 10Q
June 30, 1998

Management estimates the allowance for loan losses based on an evaluation of the Company's past loan experience, known and inherent risks in the portfolio, estimated value of underlying collateral, and current economic conditions. Establishing the allowance for loan losses involves significant management judgments utilizing the best information available at the time. Those judgments are subject to further review by various sources, including the Company's regulators. Adjustments to the allowance for loan losses may be necessary in the future based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, the identification of additional problem loans, and other factors. The provision for loan losses for the quarter ended June 30, 1998 was $0.13 million and for the first half of 1998 was $0.27 million as compared to $0.12 million and $0.25 million respectively for the same periods in 1997. The increased provision is due to growth in the loan portfolio. In management's judgment the allowance for loan losses is adequate to absorb probable losses in the existing portfolio.

Also contributing to the Company's improved financial performance was a 31.0% increase in noninterest income comparing the first quarter of 1998 to the first quarter of 1997, and an increase of 31.2% in noninterest income, comparing the first half of 1998 to the first half of 1997, due to strong activity in the mortgage banking area and increased fee income.

Noninterest expenses were up 4.7% from the first quarter of the previous year and 6.7% from the first half of the previous year, due principally to the opening of the Southbury Office and formation of the holding company. In addition, the bank has added staff to handle increasing mortgage volume. This increased mortgage activity has been an important factor in the continued growth in the Company's overall prosperity. From June 30, 1997 to June 30, 1998, total assets have grown 14.2%, loans grew 6.7% and deposits have grown 7.8%. These growth rates have contributed to increased overhead.

Total assets increased 9.7% to $369.20 million as of June 30, 1998 from $336.57 million as of December 31, 1997. Deposits grew by $19.51 million and Federal Home Loan Bank net advances of $11.76 million were borrowed enabling the continuation of the Company's leverage strategy.

In late 1997, NMBT opened its tenth full service office in Southbury, Connecticut. This is the bank's first office in New Haven County and NMBT intends to look for other Fairfield County and New Haven County locations for further expansion. The opening of the Southbury Office and the completion of the reorganization to a holding company structure have had a negative impact on earnings as the cost of these changes are absorbed. It is anticipated that the Southbury Office will be profitable within the next twelve months.

IMPAIRED LOANS

The recorded investment in loans considered to be impaired was $3.55 million at June 30, 1998, and $3.59 million at December 31, 1997, and consists of loans for which an allowance of $0.39 million and $0.38 million, for the same periods respectively, has been established. Income recorded on impaired loans during the first six months of 1998 for the portion of this period that they were impaired was $0.45 million, none of which was recognized on the cash basis. Average investment in impaired loans during this same period of 1998 was $3.60 million as compared to $2.99 million during the first half of 1997. Nonaccruing loans at June 30, 1998, included $2.39 million of loans considered to be impaired, as compared with $2.22 million at December 31, 1997.

NMBT CORP
Form 10Q
June 30, 1998


NONPERFORMING ASSETS

Nonperforming loans consist principally of residential and commercial loans collateralized by real estate and real estate acquired through foreclosures (real estate owned). Nonperforming assets and relevant ratios were as follows:

Dollars in thousands                              JUNE 30, 1998   DECEMBER 31, 1997
------------------------------------------------------------------------------
Total nonperforming loans                                $3,128         $3,208
Real estate owned                                            76            212
------------------------------------------------------------------------------
Total nonperforming assets                               $3,204         $3,420
==============================================================================
Total nonperforming loans/Total loans                     1.34%          1.43%
Total nonperforming assets/Total assets                   0.87%          1.02%
Allowance for loan losses/Total nonperforming loans     116.95%        110.23%


LIQUIDITY MANAGEMENT

For information about the Company's liquidity position, see Management's Discussion and Analysis in its 1997 Annual Report to Stockholders, which was also incorporated into the Company's Annual Report to the Securities and Exchange Commission on Form 10K. There has been no material change in that data since it was reported.

CAPITAL

At June 30, 1998, the Company had $26.72 million in stockholders' equity, compared with $25.33 million at December 31, 1997. The growth in stockholders' equity from the end of 1997 reflected a $0.06 million adjustment for the decrease in unrealized gains on securities available for sale in accordance with SFAS 115, proceeds of $0.42 million from the exercise of stock options, the retention of $1.48 million in net earnings, less the cash dividends paid on February 9, and May 13, 1998, totaling $0.45 million.

The following reflects the Company's capital ratios (which exclude intangible assets and the SFAS 115 adjustment):

------------------------------------------------------------------------------------------
Dollars in thousands              JUNE 30, 1998     DECEMBER 31, 1997   REGULATORY MINIMUM
------------------------------------------------------------------------------------------
Risk-based capital ratios:
   Tier 1 capital ratio                  12.24%          12.19%             4.00%
   Total capital ratio                   13.50%          13.45%             8.00%

Leverage ratio                            7.32%           7.36%             3.00%

Tier 1 capital                          $25,971         $24,428
Total risk-based capital                $28,638         $26,948
Total risk-adjusted assets             $212,135        $200,322

There are no significant differences between the Company's and NMBT's capital and capital ratios.

For further information about the Company's capital, see Management's Discussion and Analysis in its 1997 Annual Report to Stockholders, which was also incorporated into the Company's Annual Report to the Securities and Exchange Commission on Form 10K.

NMBT CORP
Form 10Q
June 30, 1998

YEAR 2000

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

For further information about the Company's Year 2000 issues, see Management's Discussion and Analysis in its 1997 Annual Report to Stockholders, which was also incorporated into the Company's Annual Report to the Securities and Exchange Commission on Form 10K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 1997 in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998. There have been no material changes in the Company's market risk at June 30, 1998, compared to December 31, 1997. The following is an update of the discussion provided therein:

GENERAL. The Company's largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the bank level. NMBT still is not subject to foreign currency exchange or commodity price risk. At June 30, 1998, neither the Company nor NMBT owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

ASSETS, DEPOSIT LIABILITIES AND BORROWINGS. There have been no material changes in the composition of assets, deposit liabilities or borrowings from December 31, 1997 to June 30, 1998.

GAP ANALYSIS. There have been no material changes in the one-year cumulative interest sensitivity gap as a percentage of total assets at June 30, 1998, from December 31, 1997.

INTEREST RATE RISK COMPLIANCE. NMBT continues to monitor the impact of interest rate volatility upon net interest income in the same manner as at December 31, 1997. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value at June 30, 1998, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NMBT is a defendant in certain claims and legal actions that arose in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these proceedings, in the aggregate, are not expected to have a materially adverse effect on the financial position, results of operations or liquidity of the Company.

NMBT CORP
Form 10Q
June 30, 1998

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

NMBT CORP
Form 10Q
June 30, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NMBT CORP
                        ------------------------------------------------------------------------------
                                                (Registrant)

   August 12, 1998      s/ Jay C. Lent
---------------------   ------------------------------------------------------------------------------
         Date           Jay C. Lent, Executive Vice President, Chief Financial Officer and Secretary

    August 12, 1998     s/ Deborah L. Fish
---------------------   ------------------------------------------------------------------------------
         Date           Deborah L. Fish, Treasurer