Form 10-Q
period 1998-09-30
NMBT CORP
filed 1998-11-16
CIK 1046520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20547

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                              --------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number              000-23419
                      ----------------------------------------------------------

                                    NMBT CORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Delaware                                               06-1496548
-------------------------------------------------------------    -----------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

55 Main Street, New Milford, Connecticut                                       06776-2400
-------------------------------------------------------------    -----------------------------------
(Address of principal executive offices)                                      (ZIP Code)


Registrant's telephone number, including area code (860) 355-1171
                                                  ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     The number of shares of Common Stock, par value $.01 per share, outstanding as of November 12, 1998 was 2,663,358.

NMBT CORP
Form 10Q
September 30, 1998


                                TABLE OF CONTENTS

                                                                                                     Page

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Condition (Unaudited)
              September 30, 1998 and December 31, 1997                                               3

         Consolidated Statements of Operations (Unaudited)
              Nine Months and Three Months Ended
              September 30, 1998 and September 30, 1997                                              4

         Consolidated Statements of Comprehensive Income (Unaudited)
              Nine Months and Three Months Ended
              September 30, 1998 and September 30, 1997                                              5

         Consolidated Statements of Cash Flows (Unaudited)
              Nine Months Ended September 30, 1998 and September 30, 1997                            6

         Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
              Nine Months Ended September 30, 1998 and September 30, 1997                            7

         Notes to Consolidated Financial Statements                                                  8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                              12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                 16


PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                          17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                           17

SIGNATURES                                                                                          18

                                    NMBT CORP
                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
                   DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

--------------------------------------------------------------------------------- -------------------- ---------------------
                                                                                       September 30,         December 31,
                                                                                  -------------------- ---------------------
                                                                                         1998                  1997
                                                                                  -------------------- ---------------------
ASSETS
Cash and due from banks                                                                       $18,647               $18,737
Interest-bearing deposits                                                                         710                 4,025
--------------------------------------------------------------------------------- -------------------- ---------------------
        Cash and cash equivalents                                                              19,357                22,762
--------------------------------------------------------------------------------- -------------------- ---------------------

Securities:
Available for sale, at fair value (amortized cost of $71,513 in 1998                           73,173                48,129
   and $47,556 in 1997)
Held to maturity, at amortized cost (fair value of $38,479 in 1998                             37,725                35,876
   and $36,240 in 1997)
--------------------------------------------------------------------------------- -------------------- ---------------------
        Total securities                                                                      110,898                84,005
--------------------------------------------------------------------------------- -------------------- ---------------------

Loans                                                                                         234,571               223,909
Less allowance for loan losses                                                                  3,921                 3,537
--------------------------------------------------------------------------------- -------------------- ---------------------
        Loans, net                                                                            230,650               220,372
--------------------------------------------------------------------------------- -------------------- ---------------------

Real estate owned, net                                                                              -                   212
Premises and equipment, net                                                                     3,666                 3,706
Excess of cost over fair value of net assets acquired, net                                        330                   506
Accrued interest and other assets                                                               5,299                 5,003
--------------------------------------------------------------------------------- -------------------- ---------------------

        Total assets                                                                         $370,200              $336,566
================================================================================= ==================== =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Noninterest-bearing checking                                                          $43,377               $36,999
        Interest-bearing checking                                                              92,621                88,501
        Savings                                                                                67,019                60,782
        Time deposits under $100                                                               79,457                81,902
        Time deposits $100 or more                                                             17,315                17,411
--------------------------------------------------------------------------------- -------------------- ---------------------
        Total deposits                                                                        299,789               285,595
--------------------------------------------------------------------------------- -------------------- ---------------------

Advances from Federal Home Loan Bank of Boston (FHLB)                                          39,535                23,145
Accrued interest and other liabilities                                                          2,644                 2,496
--------------------------------------------------------------------------------- -------------------- ---------------------
        Total liabilities                                                                     341,968               311,236
--------------------------------------------------------------------------------- -------------------- ---------------------

Stockholders' equity:
        Common stock, $0.01 par value
        Shares authorized:    8,000,000
        Shares outstanding:  1998 - 2,644,058;  1997 - 2,614,858                                   26                    26
        Additional paid-in capital                                                             17,915                17,378
        Retained earnings                                                                       9,196                 7,548
        Accumulated other comprehensive income                                                  1,095                   378
--------------------------------------------------------------------------------- -------------------- ---------------------
        Total stockholders' equity                                                             28,232                25,330
--------------------------------------------------------------------------------- -------------------- ---------------------

        Total liabilities and stockholders' equity                                           $370,200              $336,566
================================================================================= ==================== =====================

See notes to consolidated financial statements.

                                    NMBT CORP
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       IN THOUSANDS, EXCEPT PER SHARE DATA

-------------------------------------------------------------------------- ---------------------------- ---------------------------
                                                                                Nine Months Ended           Three Months Ended
                                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                                               1998          1997           1998          1997
                                                                           ------------- -------------- ------------- -------------
INTEREST AND DIVIDEND INCOME
Interest and fees on loans                                                      $13,638        $13,277        $4,659        $4,515
U.S. Treasury and agency securities                                               3,488          2,861         1,288           973
Municipal securities                                                                626            409           215           164
Dividends on FHLB stock                                                              87             79            30            28
Interest-bearing deposits                                                           252            193            51            91
-------------------------------------------------------------------------- ------------- -------------- ------------- -------------
        Total interest and dividend income                                       18,091         16,819         6,243         5,771
-------------------------------------------------------------------------- ------------- -------------- ------------- -------------

INTEREST EXPENSE
Interest-bearing checking                                                         1,143            990           398           373
Savings                                                                           1,121          1,118           396           378
Time deposits under $100                                                          3,185          3,274         1,045         1,122
Time deposits $100 or more                                                          724            657           235           224
FHLB advances and capital leases                                                  1,395            736           516           284
-------------------------------------------------------------------------- ------------- -------------- ------------- -------------
        Total interest expense                                                    7,568          6,775         2,590         2,381
-------------------------------------------------------------------------- ------------- -------------- ------------- -------------

Net interest and dividend income                                                 10,523         10,044         3,653         3,390
Provision for loan losses                                                           341            455            75           210
-------------------------------------------------------------------------- ------------- -------------- ------------- -------------
Net interest and dividend income after provision for loan losses                 10,182          9,589         3,578         3,180
-------------------------------------------------------------------------- ------------- -------------- ------------- -------------

NONINTEREST INCOME
Service charges on deposit accounts                                                 748            770           259           257
Other service charges, commissions and fees                                         285            273           104            91
Loan servicing fees                                                                  65             29            29            11
Gain on sale of securities                                                           51              -             -             -
Net gain on sale of loans                                                           718            259           323           107
Other income                                                                         96             98            41            43
-------------------------------------------------------------------------- ------------- -------------- ------------- -------------
        Total noninterest income                                                  1,963          1,429           756           509
-------------------------------------------------------------------------- ------------- -------------- ------------- -------------
NONINTEREST EXPENSE
Compensation, payroll taxes and benefits                                          4,539          4,011         1,574         1,368
Occupancy                                                                           779            724           274           243
Furniture and equipment                                                             577            675           201           194
Data processing                                                                     278            199           111            75
Stationery, printing and supplies                                                   350            305           122           107
Marketing, advertising and investor relations                                       310            283            98            68
Legal and professional fees                                                         221            198           144            57
Other general and administrative expense                                          1,120            952           373           312
-------------------------------------------------------------------------- ------------- -------------- ------------- -------------
        Total general and administrative expense                                  8,174          7,347         2,897         2,424
Operations of real estate owned                                                      46             15           (3)          (47)
Amortization of intangible assets                                                   176            176            59            59
-------------------------------------------------------------------------- ------------- -------------- ------------- -------------
        Total noninterest expense                                                 8,396          7,538         2,953         2,436
-------------------------------------------------------------------------- ------------- -------------- ------------- -------------

Income before provision for income taxes                                          3,749          3,480         1,381         1,253
Provision for income taxes                                                        1,417          1,384           531           488
-------------------------------------------------------------------------- ------------- -------------- ------------- -------------

Net income                                                                       $2,332         $2,096          $850          $765
========================================================================== ============= ============== ============= =============

Basic earnings per share                                                          $0.88          $0.81         $0.32         $0.30
Diluted earnings per share                                                        $0.83          $0.76         $0.30         $0.27
-------------------------------------------------------------------------- ------------- -------------- ------------- -------------

Average basic shares outstanding                                                  2,639          2,593         2,639         2,593
Average diluted shares outstanding                                                2,811          2,745         2,811         2,745
-------------------------------------------------------------------------- ------------- -------------- ------------- -------------

Cash dividends per share                                                         $0.260         $0.155        $0.090        $0.055
-------------------------------------------------------------------------- ------------- -------------- ------------- -------------

See notes to consolidated financial statements.

                                    NMBT CORP
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  In thousands

------------------------------------- ----------------------------------------- --------------------------------------------
                                                 NINE MONTHS ENDED                            THREE MONTHS ENDED
                                      SEPTEMBER 30, 1998   SEPTEMBER 30, 1997      SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
------------------------------------- -------------------- -------------------- ----------------------- --------------------
Net Income                                  $ 2,332               $ 2,096              $   850                 $   765
Other comprehensive income,
net of tax:
   Unrealized gains on
   securities:
    Unrealized holding gains
    arising during period                   $   751               $   123              $   778                 $   162
    Less: reclassification
    adjustment for gains
    included in net income                      (34)                   --                   --                      --
                                            -------               -------              -------                 -------
Other comprehensive income                      717                   123                  778                     162
                                            =======               =======              =======                 =======
Comprehensive income                        $ 3,049               $ 2,219              $ 1,628                 $   927
                                            =======               =======              =======                 =======


See notes to consolidated financial statements.

                                    NMBT CORP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  IN THOUSANDS

----------------------------------------------------------------------------------------------------------------------------
                                                                                              Nine Months Ended
                                                                                         SEPTEMBER 30,       SEPTEMBER 30,
                                                                                             1998               1997
                                                                                  -------------------- ---------------------
OPERATING ACTIVITIES
Net Income                                                                               $  2,332              $  2,096
Adjustments to reconcile net income to net cash provided by
   Operating activities:
   Depreciation and amortization                                                              574                   687
   Provision for loan losses                                                                  341                   455
   Net amortization of securities                                                             154                   103
   Deferred income taxes                                                                      202                   (48)
   Realized securities gains, net                                                             (51)                   --
   Loans originated for sale                                                              (61,464)              (18,441)
   Proceeds from loans sold, net                                                           59,836                19,378
   Gains from loan sales, net                                                                (718)                 (259)
   Realized gains from real estate owned sales, net                                           (42)                 (102)
   Net increase in interest receivable                                                       (207)                 (419)
   Net (increase) decrease in other assets                                                   (176)                  122
   Net increase in interest payable                                                            61                    68
   Net increase in other liabilities                                                           66                   375
-------------------------------------------------------------------------------          --------              --------
   Net cash provided by operating activities                                                  908                 4,015
-------------------------------------------------------------------------------          --------              --------

INVESTING ACTIVITIES

Purchase of held to maturity (HTM) securities                                             (15,000)               (4,996)
Net loan originations                                                                      (8,731)               (9,117)
Purchases of available for sale (AFS) securities                                          (36,197)              (17,233)
Net purchases of premises and equipment                                                      (357)                 (584)
Proceeds from real estate owned sales                                                         267                   340
Proceeds from maturities of AFS securities                                                 10,046                 3,726
Proceeds from maturities of HTM securities                                                 13,046                 5,911
Proceeds from sales of AFS securities                                                       2,370                    --
Purchases of FHLB stock                                                                      (174)                 (218)
-------------------------------------------------------------------------------          --------              --------
   Net cash used for investing activities                                                 (34,730)              (22,171)
-------------------------------------------------------------------------------          --------              --------

FINANCING ACTIVITIES
Net increase in advances from FHLB                                                         16,390                 8,017
Net increase (decrease) in time deposits                                                   (2,541)                8,153
Net increase in checking and savings deposits                                              16,735                 6,208
Cash dividends                                                                               (685)                 (402)
Net proceeds from exercise of stock options                                                   537                    76
Other                                                                                         (19)                  (42)
-------------------------------------------------------------------------------          --------              --------
   Net cash provided by financing activities                                               30,417                22,010
-------------------------------------------------------------------------------          --------              --------

Increase (decrease) in cash and cash equivalents                                           (3,405)                3,854
Cash and cash equivalents, beginning of period                                             22,762                23,990

===============================================================================          ========              ========
Cash and cash equivalents, end of period                                                 $ 19,357              $ 27,844
===============================================================================          ========              ========

CASH PAID DURING PERIOD
Interest to depositors and creditors                                                     $  7,507              $  6,708
Income taxes                                                                                1,385                 1,062

NON-CASH TRANSFERS
Transfer of loans to real estate owned                                                         25                   525
Net change in unrealized gains on AFS securities                                              717                   123
Financed portion of sales of real estate owned                                                 12                   393

See notes to consolidated financial statements.

                                    NMBT CORP
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                  IN THOUSANDS

-----------------------------------------------------------------------------------------------------------------------------------
                             TOTAL       COMPREHENSIVE     RETAINED     ACCUMULATED OTHER    COMMON     ADDITIONAL      SHARES
                                            INCOME         EARNINGS       COMPREHENSIVE       STOCK      PAID-IN     OUTSTANDING
                                                                             INCOME                      CAPITAL
-----------------------------------------------------------------------------------------------------------------------------------
JANUARY 1, 1997             $22,565                          $5,195                $146         $26      $17,198          2,588
Net income                    2,096            $2,096         2,096
Unrealized
gains on
securities                      123               123                               123
Proceeds from exercise
of stock options                 76                                                                           76             12
Cash dividends                (402)                           (402)
                            ----------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1997          $24,458            $2,219        $6,889                $269         $26      $17,274          2,600
                            ====================================================================================================

JANUARY 1, 1998             $25,330                          $7,548                $378         $26      $17,378          2,615
Net income                    2,332            $2,332         2,332
Unrealized
gains on
securities                      717               717                               717
Proceeds from exercise
of stock options                537                                                                          537             29
Cash dividends                (684)                           (684)
                            ----------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1998          $28,232            $3,049        $9,196              $1,095         $26      $17,915          2,644
                            ====================================================================================================


See notes to consolidated financial statements.

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

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1998, and the results of its operations and its cash flows for the nine months then ended. The results of operations for the periods shown are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report.

NOTE 2. SECURITIES

The aggregate amortized cost and estimated fair values of securities available for sale at September 30, 1998 and December 31, 1997 are as follows:

         --------------------------------------------- -------------------------------------------------------
                                                                         SEPTEMBER 30, 1998
         --------------------------------------------- -------------------------------------------------------
         Dollars in thousands                              AMORTIZED COST         GROSS        ESTIMATED
                                                                               UNREALIZED     FAIR VALUE
                                                                                 GAINS
         --------------------------------------------- ----------------- --------------- ------------------
         U.S. Treasury and agency securities                    $48,055            $889            $48,944
         Municipal securities                                    20,099             750             20,849
         Mortgage-backed securities                               1,424              21              1,445
         --------------------------------------------- ----------------- --------------- ------------------
         Total debt securities                                   69,578           1,660             71,238
         FHLB Stock                                               1,935               -              1,935
         ============================================= ================= =============== ==================
         Total securities available for sale                    $71,513          $1,660            $73,173
         ============================================= ================= =============== ==================

NMBT CORP
Form 10Q
September 30, 1998


--------------------------------------------- ----------------------------------------------------------------------
                                                                        DECEMBER 31, 1997
--------------------------------------------- ----------------------------------------------------------------------
Dollars in thousands                                  AMORTIZED      GROSS             GROSS            ESTIMATED
                                                         COST     UNREALIZED         UNREALIZED        FAIR VALUE
                                                                     GAINS            LOSSES
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
U.S. Treasury and agency securities                    $24,615               $99              $19           $24,695
Municipal securities                                    16,968               418                1            17,385
Mortgage-backed securities                               4,213                80                4             4,289
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
Total debt securities                                   45,796               597               24            46,369
FHLB Stock                                               1,760                 -                -             1,760
============================================= ================= ================= ================ =================
Total securities available for sale                    $47,556              $597              $24           $48,129
============================================= ================= ================= ================ =================


The aggregate amortized cost and estimated fair values of securities held to maturity at September 30, 1998 and December 31, 1997 are as follows:

--------------------------------------------- ----------------------------------------------------------------------
                                                                       SEPTEMBER 30, 1998
--------------------------------------------- ----------------------------------------------------------------------
Dollars in thousands                                 AMORTIZED            GROSS             GROSS          ESTIMATED
                                                       COST            UNREALIZED        UNREALIZED       FAIR VALUE
                                                                          GAINS            LOSSES
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
U.S. Treasury and agency securities                    $21,395              $471               $-           $21,866
Mortgage-backed securities                              16,330               296               13            16,613
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
Total securities held to maturity                      $37,725              $767              $13           $38,479
============================================= ================= ================= ================ =================

--------------------------------------------- ----------------------------------------------------------------------
                                                                        DECEMBER 31, 1997
--------------------------------------------- ----------------------------------------------------------------------
Dollars in thousands                                 AMORTIZED              GROSS           GROSS          ESTIMATED
                                                       COST              UNREALIZED      UNREALIZED       FAIR VALUE
                                                                           GAINS           LOSSES
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
U.S. Treasury and agency securities                    $13,492               $96              $33           $13,555
Mortgage-backed securities                              22,384               310                9            22,685
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
Total securities held to maturity                      $35,876              $406              $42           $36,240
============================================= ================= ================= ================ =================

Securities with a carrying value of $3.0 million and $5.0 million were pledged as collateral for public deposits as of September 30, 1998 and December 31, 1997, respectively.

NMBT CORP
Form 10Q
September 30, 1998


NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

------------------------------------------- ----------------------------- -----------------------------
In thousands                                          SEPTEMBER 30, 1998             DECEMBER 31, 1997
------------------------------------------- ----------------------------- -----------------------------
LOANS
Real estate                                                     $196,910                      $188,868
Commercial and industrial                                         18,282                        17,818
Installment and education                                          7,705                         8,994
Construction and development                                      10,880                         7,299
Cash reserve and credit cards                                        794                           930
=========================================== ============================= =============================
Total Loans                                                     $234,571                      $223,909
=========================================== ============================= =============================


Changes in the allowance for loan losses were as follows:

                                                                                      PERIOD ENDED
                                                                   ----------------------------------------------------
In thousands                                                              SEPTEMBER 30, 1998         DECEMBER 31, 1997
------------------------------------------------------------------ -------------------------- -------------------------
Allowance for loan losses at beginning of year                                        $3,537                    $3,212
Provision for loan losses charged against income                                         341                       582
Transfer to liability for estimated losses from off-balance
sheet credit instruments                                                                 (40)                      (20)
Loan losses, net of recoveries                                                            83                      (237)
================================================================== ========================== =========================
Allowance for loan losses at end of period                                            $3,921                    $3,537
================================================================== ========================== =========================


Loans to executive officers, principal stockholders, directors, companies of which directors are principal owners, and individuals directly related to or affiliated with directors and executive officers aggregated $2.52 million and $2.50 million at September 30, 1998 and December 31, 1997, respectively.

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

Weighted average common shares outstanding used to calculate basic and diluted earnings per share for the nine-month periods ended September 30, 1998 and 1997 were as follows:

                                                                              NINE MONTHS ENDED
                                                            -------------------------------------------------------
           In thousands                                        SEPTEMBER 30, 1998          SEPTEMBER 30, 1997
           ------------------------------------------------ -------------------------- ----------------------------
           Weighted average common shares:
              Basic                                                             2,639                        2,593
              Effect of dilutive stock options                                    172                          152
                                                            ========================== ============================
              Diluted                                                           2,811                        2,745
                                                            ========================== ============================

NMBT CORP
Form 10Q
September 30, 1998


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

The Company held securities classified as available for sale at September 30, 1998 and December 31, 1997, which had unrealized gains. The before-tax and after-tax amounts for these unrealized gains, as well as the tax (expense)/benefits, are summarized as follows:

                                                  September 30, 1998                               December 31, 1997
                                      -------------------------------------------      ------------------------------------------
In thousands                             BEFORE            TAX         AFTER TAX             BEFORE         TAX         AFTER TAX
                                           TAX          (EXPENSE)/                             TAX       (EXPENSE)/
                                                          BENEFIT                                         BENEFIT
------------------------------------- ------------- -------------- -------------- ---- ------------- --------------- -------------
Unrealized holding gains                    $1,710         ($581)         $1,129               $573          ($195)          $378
Reclassification adjustment for                (51)           17             (34)                 -              -              -
gains included in net income
===================================== ============= ============== ============== ==== ============= =============== =============
Accumulated other comprehensive             $1,659         ($564)         $1,095               $573          ($195)          $378
income
===================================== ============= ============== ============== ==== ============= =============== =============

NMBT CORP
Form 10Q
September 30, 1998


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

FORWARD-LOOKING STATEMENTS

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 1998. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Net income increased 11.1% to $0.85 million, or $0.30 per diluted share for the quarter ended September 30, 1998, as compared to net income of $0.77 million, or $0.27 per diluted share for the third quarter of 1997. For the nine months ended September 30, 1998, net income was $2.33 million, or $0.83 per diluted share, an increase of 11.3% over the same nine-month period in 1997.

Net interest and dividend income for the quarter ended September 30, 1998 increased by $0.26 million or 7.8%. Net interest and dividend income for the first three quarters of 1998 increased by $0.48 million or 4.8%, from the first three quarters of 1997. The net interest spread, the difference between the yield earned on loans and investments and the rate paid on deposits and borrowings, was 4.4% for the nine months ended September 30, 1998, and 4.7% for the nine months ended September 30, 1997. The increase in net interest income is a reflection of growth in interest-earning assets and was accomplished despite a contraction in the interest rate spread caused by seasonal factors, customer demand for fixed rate loans and increased price competition for loans and deposits.

NMBT CORP
Form 10Q
September 30, 1998


Management estimates the allowance for loan losses based on an evaluation of the Company's past loan experience, known and inherent risks in the portfolio, estimated value of underlying collateral, and current economic conditions. Establishing the allowance for loan losses involves significant management judgments using the best information available at the time. Those judgments are subject to further review by various sources, including the Company's regulators. Adjustments to the allowance for loan losses may be necessary in the future based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, the identification of additional problem loans, and other factors. The provision for loan losses for the quarter ended September 30, 1998 was $0.07 million and for the first three quarters of 1998 was $0.34 million as compared to $0.21 million and $0.46 million respectively for the same periods in 1997. In management's judgment, the allowance for loan losses is adequate to absorb probable losses in the existing portfolio.

Also contributing to the Company's improved financial performance was a 48.7% increase in noninterest income comparing the third quarter of 1998 to the third quarter of 1997, and an increase of 37.4% in noninterest income, comparing the first three quarters of 1998 to the first three quarters of 1997, due to strong activity in the mortgage banking area and increased fee income.

Noninterest expenses were up 21.3% from the third quarter of the previous year and 11.4% from the first three quarters of the previous year, due principally to the opening of the Southbury Office and formation of the holding company. In addition, the bank has added staff to handle increasing mortgage volume. This increased mortgage activity has been an important factor in the continued growth. From September 30, 1997 to September 30, 1998, total assets have grown 12.1%, loans grew 6.7% and deposits have grown 6.9%. These growth rates have contributed to increased overhead.

Total assets increased 10.0% to $370.20 million as of September 30, 1998 from $336.57 million as of December 31, 1997. Deposits grew by $14.19 million and Federal Home Loan Bank net advances of $16.39 million were borrowed to match funds for selected fixed rate commercial loans and securities.

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

IMPAIRED LOANS

The recorded investment in loans considered to be impaired was $3.01 million at September 30, 1998, and $3.59 million at December 31, 1997, and consists of loans for which an allowance of $0.34 million and $0.38 million, for the same periods respectively, has been established. Income recorded on impaired loans during the first nine months of 1998 for the portion of this period that they were impaired was $0.05 million. Average investment in impaired loans during this same period of 1998 was $3.09 million as compared to $3.54 million during the first three quarters of 1997. Nonaccruing loans at September 30, 1998, included $2.18 million of loans considered to be impaired, as compared with $2.22 million at December 31, 1997.

NMBT CORP
Form 10Q
September 30, 1998


NONPERFORMING ASSETS

Nonperforming loans consist principally of residential and commercial loans collateralized by real estate and real estate acquired through foreclosures (real estate owned). Nonperforming assets and relevant ratios were as follows:

------------------------------------------------------------------------ ------------------------- -------------------------
Dollars in thousands                                                           SEPTEMBER 30, 1998         DECEMBER 31, 1997
------------------------------------------------------------------------ ------------------------- -------------------------
Total nonperforming loans                                                                  $2,744                    $3,208
Real estate owned                                                                               -                       212
======================================================================== ========================= =========================
Total nonperforming assets                                                                 $2,744                    $3,420
======================================================================== ========================= =========================

Total nonperforming loans/Total loans                                                        1.17%                     1.43%
Total nonperforming assets/Total assets                                                      0.74%                     1.02%
Allowance for loan losses/Total nonperforming loans                                        142.90%                   110.23%


LIQUIDITY MANAGEMENT

For information about the Company's liquidity position, see Management's Discussion and Analysis in its 1997 Annual Report to Stockholders, which was also incorporated into the Company's Annual Report to the Securities and Exchange Commission on Form 10K. There has been no material change in that data since it was reported.

CAPITAL

At September 30, 1998, the Company had $28.23 million in stockholders' equity, compared with $25.33 million at December 31, 1997. The growth in stockholders' equity from the end of 1997 reflected a $0.72 million adjustment for the increase in unrealized gains on securities available for sale in accordance with SFAS 115, proceeds of $0.54 million from the exercise of stock options, the retention of $2.33 million in net earnings, less the cash dividends paid on February 9, May 13, and August 5, 1998, totaling $0.69 million.

The following reflects the Company's capital ratios (which exclude intangible assets and the SFAS 115 adjustment):

------------------------------------- --------------------------- --------------------------- ---------------------------
Dollars in thousands                          SEPTEMBER 30, 1998           DECEMBER 31, 1997          REGULATORY MINIMUM
------------------------------------- --------------------------- --------------------------- ---------------------------
Risk-based capital ratios:
   Tier 1 capital ratio                                   12.66%                      12.19%                       4.00%
   Total capital ratio                                    13.92%                      13.45%                       8.00%

Leverage ratio                                             7.39%                       7.36%                       3.00%

Tier 1 capital                                           $26,741                     $24,428
Total risk-based capital                                 $29,400                     $26,948
Total risk-adjusted assets                              $211,201                    $200,322

There are no significant differences between the Company's and NMBT's capital and capital ratios.

For further information about the Company's capital, see Management's Discussion and Analysis in its 1997 Annual Report to Stockholders, which was also incorporated into the Company's Annual Report to the Securities and Exchange Commission on Form 10K.

NMBT CORP
Form 10Q
September 30, 1998


YEAR 2000 READINESS

BACKGROUND
The Company's overall goal is to be "Year 2000 Ready," which means that critical systems, devices, applications or business relationships have been evaluated and are expected to be suitable for continued use into and beyond the Year 2000. In the event the aforementioned are not suitable for continued use or malfunction, contingency plans will be in place.

The Company began addressing Year 2000 in 1996 by establishing a Year 2000 committee to identify, monitor and document Year 2000 activities and report those findings to the Board of Directors. Senior management and the Board of Directors receive regular updates on the status of the Company's Year 2000 Plan.

The Company is using a multi-phase approach to Year 2000 which includes inventory, assessment, remediation, testing and contingency planning. The inventory and assessment phases were completed in 1997. As a part of the assessment process, remediation strategies were identified and estimates of remediation costs were developed. The Company has utilized both internal and external resources to remediate and test for Year 2000 readiness. The majority of the Company's systems requiring remediation have been modified or replaced. The Company plans to test the remaining systems by the end of 1998.

The Company initiated formal communications with government agencies, suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate the Year 2000 Issue. While this information will be used to mitigate these risks, there can be no assurance that any third party systems will be Year 2000 compliant on a timely basis or that noncompliance will not have an adverse material impact on the Company.

COSTS
The Company currently plans to complete the Year 2000 Issue by June 30, 1999. The total remaining cost of the Year 2000 issue is estimated at less than $50,000. To date, the Company has incurred costs of $20,050 which have been expensed as incurred. The costs of the project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors.

RISK ASSESSMENT
At this time, the Company believes that completed and planned modifications of its internal systems and equipment will allow it to be Year 2000 compliant in a timely manner. There can be no assurance, however, that the Company's internal systems or equipment or those of third parties on which the Company relies will be Year 2000 compliant in a timely manner or that the Company's or third parties' contingency plans will mitigate the effects of any noncompliance. The failure of the systems or equipment of the Company or third parties (which the Company believes is the most likely worst case scenario) could result in the reduction or suspension of the Company's operations and could have a material adverse effect on the Company's business or consolidated financial statements.

CONTINGENCY PLANNING
The Company is revising its existing contingency plans to address internal and external issues specific to Year 2000 to the extent practicable. These contingency plan revisions are expected to be completed by September 30,

NMBT CORP
Form 10Q
September 30, 1998


1999. The plans, which are intended to enable the Company to continue to operate to the extent that it can do so prudently, include performing certain processes manually; repairing or obtaining replacement systems; changing suppliers; and reducing or suspending operations. The Company believes, however, that due to the widespread nature of the potential Year 2000 Issue, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding (1) the Company's internal systems and equipment during the remediation and testing phases of its Year 2000 project and (2) the status of third party Year 2000 readiness.

FORWARD-LOOKING STATEMENTS
The preceding "Year 2000 Readiness" discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness" discussion, the word "believes," "expects," and "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the remediation and testing phases of its Year 2000 project as well as its Year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems and equipment will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to replace embedded computer chips in affected systems or equipment; and the actions of government agencies or other third parties with respect to Year 2000 issues.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 1997 in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998. There have been no material changes in the Company's market risk at September 30, 1998, compared to December 31, 1997. The following is an update of the discussion provided therein:

GENERAL. The Company's largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the bank level. NMBT still is not subject to foreign currency exchange or commodity price risk. At September 30, 1998, neither the Company nor NMBT owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

ASSETS, DEPOSIT LIABILITIES AND BORROWINGS. There have been no material changes in the composition of assets, deposit liabilities or borrowings from December 31, 1997 to September 30, 1998.

GAP ANALYSIS. There have been no material changes in the one-year cumulative interest sensitivity gap as a percentage of total assets at September 30, 1998, from December 31, 1997.

INTEREST RATE RISK COMPLIANCE. NMBT continues to monitor the impact of interest rate volatility upon net interest income in the same manner as at December 31, 1997. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value at September 30, 1998, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.

NMBT CORP
Form 10Q
September 30, 1998


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

                                               NMBT CORP
                          ------------------------------------------------------
                                             (Registrant)

   November 12, 1998      /s/ Jay C. Lent
----------------------    ------------------------------------------------------
         Date             Jay C. Lent, Executive Vice President, Chief Financial
                            Officer and Secretary

    November 12, 1998      /s/ Deborah L. Fish
----------------------     -----------------------------------------------------
         Date              Deborah L. Fish, Treasurer