Form 10-K
period 1998-12-31
NMBT CORP
filed 1999-03-31
CIK 1046520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended      December 31, 1998
                              --------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission file Number    000-23419
                           -----------------------------------------------------

                                    NMBT CORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                06-1496548
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)



55 Main Street, New Milford, Connecticut                 06776-2400
----------------------------------------                 ----------
(Address of principal executive offices)                  (ZIP Code)


Registrant's telephone number, including area code      (860) 355-1171
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act: None

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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SS. 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     On March 19, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the last price at which such stock was sold was $37,874,868.

     The number of shares of Common Stock, par value $.01 per share, outstanding as of March 19, 1999 was 2,663,358.

     Listed hereunder are documents incorporated by reference and the parts of Form 10-K into which the documents are incorporated:

     (1) Annual Report to Stockholders for the fiscal year ended December 31, 1998 - PART I & PART II
     (2)  Proxy Statement for Annual Meeting on May 4, 1999 - PART I & PART III

FORM 10-K
NMBT CORP
December 31, 1998


PART I

ITEM 1.  BUSINESS

GENERAL

     NMBT CORP (the "Company"), a Delaware corporation formed in 1997, is the registered bank holding company for NMBT, a wholly owned subsidiary. NMBT is a state-chartered bank and trust company founded in 1975. NMBT is the Company's only subsidiary and its primary investment

     On November 25, 1997, NMBT completed a change in its corporate structure with the formation of its parent holding company, NMBT CORP. The Company provides the capability to offer comprehensive banking services through NMBT and may provide, through NMBT and any other subsidiaries that NMBT CORP may acquire or form, additional banking and other permissible non-banking services. The holding company structure provides the Company with maximum flexibility in pursuing financial opportunities.

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

     NMBT serves its market through a network of ten full service banking offices located in New Milford, Kent, Bridgewater, New Fairfield, Southbury and Danbury. Additionally, NMBT has automated teller machines (ATMs) at all office locations, inside New Milford Hospital and inside two grocery stores in Danbury and Southbury providing customers with convenient 24-hour access to their accounts. NMBT's primary service area includes the towns of New Milford, Kent, Bridgewater, New Fairfield, Southbury and Danbury; its secondary service area includes the towns of Bethel, Brookfield, Middlebury, Newtown, Oxford, Roxbury, Sherman, Warren, Washington and Woodbury.

     NMBT's primary regulator is the State of Connecticut Department of Banking and the Company's primary regulator is the Federal Reserve Bank. NMBT is authorized to transact general banking business pursuant to the powers set forth in the Connecticut General Statutes. NMBT is not offering trust services at this time.

     While NMBT's business is not seasonal, the populations of a number of the towns in its service areas increase substantially in the summer months, requiring some additional personnel to handle the increased volume of transactions during these months.

     NMBT has no subsidiaries or operations other than conventional banking operations. NMBT has not obtained a material portion of its deposits from a single person or small group of persons. No material portion of NMBT's loans is concentrated within a single industry or group of industries. Additional information is set forth in NMBT CORP's 1998 Annual Report to Stockholders (an Exhibit to this Form 10-K), on page 31, and is incorporated herein by reference.

     NMBT has not engaged in material research activities relating to the development of new services or the improvement of existing banking services during the past two years. However, during that time, NMBT's officers and employees continually have engaged in marketing activities, including evaluation and development of new services. The Company had no material commitments for capital expenditures at year-end 1998 and has no present plans regarding a new line of business that will require an investment of a material amount of its total assets.

     For information about the Company's Year 2000 readiness and disclosure regarding forward-looking statements, see pages 20-21 of NMBT CORP's 1998 Annual Report to Stockholders (an Exhibit to this Form 10-K), which is incorporated herein by reference.

COMPETITION

     NMBT's Main Office and four of its branch offices are located in Litchfield County, Connecticut; four branch

FORM 10-K
NMBT CORP
December 31, 1998


offices are located in Fairfield County, Connecticut and the newest branch office is located in New Haven County, Connecticut. Litchfield and Fairfield Counties are located in the western portion of Connecticut bordering the State of New York; New Haven County is located to the south and east of those counties. Within this market area, NMBT encounters competition in its banking business from many other financial institutions offering comparable products. These competitors include other commercial banks (both locally based independent banks and local offices of regional banks and money center banks), as well as mutual and stock savings banks, savings and loan associations, credit unions, mortgage banking companies and loan production offices of out-of-state banks. In addition, NMBT experiences competition in marketing some of its services from local and national insurance companies and brokerage firms.

     The banking business in western Connecticut is highly competitive. Intense market demands, economic pressures, fluctuating interest rates and increased customer awareness of product and service differences among financial institutions have forced such institutions to continue to diversify their services, increase returns on deposits and become more cost effective.

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

     Recent proposed and completed banking combinations in New England have increased and will increase the resources of several major banks and other financial institutions that operate offices over a wide geographic area, including NMBT's primary market area. Because of their greater size and capitalization, these other institutions have substantially higher lending limits than NMBT. NMBT competes for loan origination through the interest rates and loan fees it charges and the efficiency and quality of services it provides. Competition is affected by availability of funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

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

EMPLOYEES

     As of December 31, 1998, NMBT employed a total of 194 full- and part-time employees. (166 employees employed on a full-time equivalent basis.) NMBT is an equal opportunity employer and provides a variety of benefit plans including group life, accident, medical, dental and retirement plans to its employees.

GOVERNMENT POLICIES AND ECONOMIC CONTROLS

     The U.S. federal and state governments may enact laws and amendments to existing laws to regulate further the banking and financial services industries or to reduce finance charges or other fees or charges applicable to such activities. NMBT is subject to such legislative and administrative developments. Accordingly, there can be no assurance as to whether any legislation or regulations will be adopted in the U.S. or its political subdivisions, or in any other jurisdiction in which NMBT operates, that may adversely affect NMBT's financial position or results of its operations.

     The earnings and growth of the banking industry and NMBT are affected by general economic conditions, as well as by the credit policies of monetary authorities, including the Federal Reserve System. An important function

FORM 10-K
NMBT CORP
December 31, 1998


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

     As noted above, since 1995, Connecticut has allowed interstate mergers and acquisitions, the establishment of Connecticut-chartered banks by foreign bank holding companies and interstate de novo branching, subject to certain reciprocity requirements. Connecticut law also places a minimum permissible age of five years on the target bank and a 30% limit on concentration of deposits in both interstate and intrastate acquisitions. Legislation was enacted in 1996 which expressly permits an out-of-state bank to merge or consolidate with or acquire a branch of another out-of-state bank which has a branch in Connecticut. This legislation may result in further increased competition.

     In 1996, legislation was enacted which requires the board of directors of each Connecticut bank to adopt

FORM 10-K
NMBT CORP
December 31, 1998

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

     1997 Connecticut legislation permits Connecticut banks to sell insurance, directly or indirectly. In addition, other Connecticut legislation now permits the initial formation and organization of a de novo community bank with a minimum equity capital of $3 million (as opposed to $5 million for other Connecticut banks), and clarifies certain powers of Connecticut banks.

     FDIC REGULATION

     The FDIC insures NMBT's deposit accounts, generally, to a maximum of $100,000 for each insured depositor. As with all state-chartered, FDIC insured banks, NMBT is subject to extensive supervision and examination by the FDIC. FDIC insured banks also are subject to FDIC regulations governing many aspects of their business and operations, including types of deposit instruments offered and permissible methods of acquiring funds.

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), in September 1992, the FDIC implemented a system of risk-related deposit insurance assessments. Under this system, for the first six months and the second six months of 1998, insurance premiums for all banks varied between 0.0% and 0.27% of total deposits, depending upon the capital level and supervisory rating of the institution. The FDIC has stated that it will reevaluate the adequacy of its assessment schedule every six months, and may increase or decrease premium levels by up to 5 basis points for each six months. The FDIC has announced that the assessment schedule for the first six months of 1999 will remain the same.

     The Financing Corporation (FICO) debt service assessment became applicable to all insured institutions as of January 1, 1997, in accordance with the Deposit Insurance Act of 1996 (the Act). The Act authorizes FICO to levy assessments on BIF-assessable deposits and stipulates that, from 1997 to 1999, the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund (SAIF). The rates for BIF and SAIF are determined quarterly. The FICO rate for NMBT is not tied to the FDIC risk classification. The BIF FICO annual rates for NMBT were 1.256, 1.244, 1.22 and 1.164 basis points, for the first through fourth quarters of 1998, respectively, and were 1.296, 1.30, 1.26 and 1.264 basis points, for the first through fourth quarters of 1997, respectively. The BIF FICO 1999 annual rates for NMBT for the first two quarters of 1999 are 1.220 and 1.176 basis points, respectively.

     Under the FDIC's risk-based capital requirements, each FDIC-insured bank is required to maintain minimum levels of capital, as defined for these requirements, based on the institution's total risk-weighted assets. All
FDIC-insured banks are required to maintain their capital at or above certain minimum ratios. At December 31, 1998, NMBT's capital exceeded these minimums. See CAPITAL MANAGEMENT on page 19, the FINANCIAL

FORM 10-K
NMBT CORP
December 31, 1998

GLOSSARY on page 22, and Note 8. STOCKHOLDERS' EQUITY, of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS on page 35 of NMBT CORP's 1998 Annual Report to Stockholders (an Exhibit to this Form 10-K), which is incorporated by reference, for more detailed descriptions of these requirements and the Company's and NMBT's capital position at December 31, 1998 and 1997.

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

     FEDERAL RESERVE SYSTEM REGULATION

     Under the regulations of the Federal Reserve System, depository institutions such as NMBT are required to maintain reserves against their transaction accounts. In 1998, these regulations generally required the maintenance of reserves of 3.0% against transaction accounts of $47.8 million ($46.5 million effective December 1, 1998) or less and 10.0% of the amount of such accounts in excess of such amount. These amounts and percentages are subject to further adjustment by the Federal Reserve Board.

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

     The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the FDIC's capital requirements described above. As of December 31, 1998, the Company was in full compliance with all applicable capital requirements, and management believes that the Company will maintain such compliance.

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

FORM 10-K
NMBT CORP
December 31, 1998


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

STATISTICAL DISCLOSURES

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     The information required by this Item is set forth in NMBT CORP's 1998 Annual Report to Stockholders (an Exhibit to this Form 10-K), on pages 14 and 15, and is incorporated herein by reference.

II. INVESTMENT PORTFOLIO

The following table sets forth the carrying value of securities at the dates indicated:

                                                                                       December 31,
                                                                  ----------------- ------------------- -----------------
                                                                        1998               1997               1996
                                                                  ----------------- ------------------- -----------------
                                                                                      (In Thousands)
U.S. Treasury and agency securities                                        $75,212             $38,107           $23,702
Mortgage-backed securities                                                  15,544              26,597            29,512
Municipal securities                                                        20,797              16,968             8,785
Corporate securities                                                         2,133                   -                 -
----------------------------------------------------------------- ----------------- ------------------- -----------------
       Total securities, at amortized cost                                 113,686              81,672            61,999
Federal Home Loan Bank stock                                                 1,980               1,760             1,542
Unrealized gain on securities available for sale                             1,024                 573               220
                                                                  ----------------- ------------------- -----------------

        Total carrying value of securities                                $116,690             $84,005           $63,761
================================================================= ================= =================== =================

The following table sets forth the maturities of debt securities, using amortized cost amounts, at December 31, 1998, and the weighted average yield of such securities (calculated on the basis of the cost and effective yields

FORM 10-K
NMBT CORP
December 31, 1998

weighted  for  the  scheduled   maturity  of  each   security).   Tax-equivalent
adjustments (using a 34% rate) have been made in calculating yields on obligations of states and political subdivisions.

                                                              Maturity or Expected Principal Repayment
                                         -----------------------------------------------------------------------------------
                                                                 After One but       After Five but
                                           Within One Year     Within Five Years    Within Ten Years      After Ten Years
                                         -------------------- -------------------- -------------------- --------------------
Dollars in thousands                      Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
                                          ------     -----     ------     -----     ------     -----     ------     -----
U.S. Treasury and agency securities        $10,009     6.02%    $10,547     5.12%    $54,657     6.36%        $ -
Mortgage-backed securities1                  8,277     7.41%      7,267     7.30%          -                    -
Municipal securities                             -                8,322     6.12%     12,475     6.89%          -
Corporate securities                             -                    -                1,047     5.62%      1,085     6.88%
---------------------------------------- ---------- --------- ---------- --------- ---------- --------- ---------- ---------
Total                                      $18,286     6.99%    $26,136     6.39%    $68,179     6.44%     $1,085     6.88%
======================================== ========== ========= ========== ========= ========== ========= ========== =========

1 The maturity or expected principal repayment periods for mortgage-backed securities are based on expected average lives rather than contractual terms, factoring in scheduled amortization and estimated prepayment activity on the underlying mortgages. Prepayments were estimated based on interest rate levels existing at year-end 1998. Lower interest rates would be expected to lead to higher prepayment levels and a shorter distribution of principal cash flows, while higher interest rates would be expected to lead to lower prepayment levels and a longer distribution of cash flows.

FORM 10-K
NMBT CORP
December 31, 1998

III.  LOAN PORTFOLIO

The following table shows loan distribution at the end of each of the last five years:

                                                                    December 31,
                                          ------------------------------------------------------------------
                                             1998          1997          1996         1995         1994
                                          ------------ ------------- ------------- ------------ ------------
                                                                   (In Thousands)
    Real estate                              $192,381      $188,868      $184,486     $177,882     $173,346
    Commercial and industrial                  16,107        17,818        13,203       11,917       10,932
    Installment and education                   7,137         8,994         7,128        2,628       2, 493
    Construction and development               13,443         7,299         5,999        4,891       3, 333
    Cash reserve and credit cards                 877           930           870          840          807
    ------------------------------------- ------------ ------------- ------------- ------------ ------------
    TOTAL LOANS                              $229,945      $223,909      $211,686     $198,158     $190,911
    ===================================== ============ ============= ============= ============ ============


     The following table shows nonaccrual, past due 90 days or more and restructured loans at the end of each of the last five years:

                                                                          December 31,
                                                      ------------------------------------------------------
                                                        1998       1997       1996       1995       1994
                                                      ---------- ---------- ---------- ---------- ----------
                                                                         (In thousands)
     Nonaccrual loans                                    $2,694     $3,208     $4,025     $4,523     $5,056
     Accruing loans past due 90 days or more                  2         25        236          -        257
     Troubled debt restructurings                             -        261        264        269        638

FORM 10-K
NMBT CORP
December 31, 1998


The following table shows the maturity data for fixed and floating rate loans outstanding as of December 31, 1998:

                                                                                Floating or
                                                                              adjustable rate
                                                         Fixed rate loans          loans            Total loans
                                                        ------------------- -------------------- -------------------
                                                                              (In thousands)
        Commercial and industrial
             One year or less                                         $264               $7,221              $7,485
             Over one year through five years                        2,357                4,009               6,366
             Over five years                                           776                1,165               1,941
        ----------------------------------------------- ------------------- -------------------- -------------------
             Total                                                   3,397               12,395              15,792
        ----------------------------------------------- ------------------- -------------------- -------------------
        Construction and development
             One year or less                                        3,737                5,202               8,939
             Over one year through five years                            -                1,210               1,210
             Over five years                                           568                2,726               3,294
        ----------------------------------------------- ------------------- -------------------- -------------------
             Total                                                   4,305                9,138              13,443
        ----------------------------------------------- ------------------- -------------------- -------------------
        All other loans
             One year or less                                          827                4,642               5,469
             Over one year through five years                        9,214               11,883              21,097
             Over five years                                        34,703              136,747             171,450
        ----------------------------------------------- ------------------- -------------------- -------------------
             Total                                                  44,744              153,272             198,016
        ----------------------------------------------- ------------------- -------------------- -------------------
        Total accruing loans                                        52,446              174,805             227,251
        ----------------------------------------------- ------------------- -------------------- -------------------
        Total nonaccrual loans                                         816                1,878               2,694
        =============================================== =================== ==================== ===================
        TOTAL LOANS                                                $53,262             $176,683            $229,945
        =============================================== =================== ==================== ===================


     Other information required by this Item is set forth in NMBT CORP's 1998 Annual Report to Stockholders (an Exhibit to this Form 10-K), on pages 18, 29, 30-33 and 37, and is incorporated herein by reference.

FORM 10-K
NMBT CORP
December 31, 1998


IV.  SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan loss experience for each of the five years ended December 31, 1998:

                                                                           Years Ended December 31,
                                                             1998         1997         1996       1995        1994
                                                         ------------- ------------ ----------- ---------- -----------
             (Dollars in Thousands)
             Balance at January 1                              $3,537       $3,212      $3,553     $3,965      $3,769
                                                         ------------- ------------ ----------- ---------- -----------

             Charge-offs:
                  Real estate loans                               202          226         614        796       1,095
                  Commercial loans                                 14          166           4         13         198
                  Installment loans                                13            7          11         12           4
                  Other loans                                      18           24          31         28          15
                                                         ------------- ------------ ----------- ---------- -----------
                                                                  247          423         660        849       1,312
                                                         ------------- ------------ ----------- ---------- -----------

             Recoveries:
                  Real estate loans                               239          146          99        222          42
                  Commercial loans                                 42           34          26         53          30
                  Installment loans                                 3            4           2          1           2
                  Other loans                                       4            2           2          1           2
                                                         ------------- ------------ ----------- ---------- -----------
                                                                  288          186         129        277          76
                                                         ------------- ------------ ----------- ---------- -----------

             Net charge-offs (recoveries)                        (41)          237         531        572       1,236

             Allowance acquired
               from Candlewood                                      -            -           -          -       1,192
             Additions charged to operations                      371          582         390        160         240
             Transfer to liability for
               estimated losses from
               off-balance sheet credit
               instruments                                        110           20         200          -           -
                                                         ------------- ------------ ----------- ---------- -----------

             Balance at December 31                            $3,839       $3,537      $3,212     $3,965      $3,769
             =========================================== ============= ============ =========== ========== ===========

             Ratio of net charge-offs
                (recoveries) during the period to
                average loans outstanding during the
                period                                         (0.02%)        0.11%       0.27%      0.30%       0.74%
             =========================================== ============= ============ =========== ========== ===========


     Other information required by this Item is set forth in NMBT CORP's 1998 Annual Report to Stockholders (an Exhibit to this Form 10-K), on pages 12 and 30, and is incorporated herein by reference.

FORM 10-K
NMBT CORP
December 31, 1998


V.  DEPOSITS

The average daily amount of deposits and weighted average rates paid on such deposits is summarized for the periods indicated in the following table:

                                                                       Years Ended December 31,
                                              ---------------------------------------------------------------------------
                                                        1998                     1997                     1996
                                              ------------------------- ------------------------ ------------------------
                                                Average      Average      Average     Average      Average     Average
                                                 Amount        Rate       Amount        Rate       Amount        Rate
                                                -------      -------      -------     -------      -------     -------
                                                                        (Dollars in thousands)
Noninterest-bearing checking                       $39,203                  $34,016                  $28,681
Interest-bearing checking                           92,364       1.66%       81,145       1.70%       72,251       1.58%
Savings                                             65,436       2.33%       60,907       2.45%       63,463       2.52%
Time deposits under $100                            80,523       5.16%       81,516       5.39%       73,504       5.29%
Time deposits $100 or more                          17,816       5.42%       16,432       5.36%       10,919       5.72%
--------------------------------------------- ------------- ----------- ------------ ----------- ------------ -----------
TOTAL DEPOSITS                                    $295,342                 $274,016                 $248,818
============================================= ============= =========== ============ =========== ============ ===========

Remaining maturities of time deposits of $100,000 or more, all of which have fixed rates, are summarized as follows:

                                                                         December, 31, 1998
                                                                       ------------------------
                                                                           (In Thousands)
               Three months or less                                                     $7,747
               Over three months through six months                                      5,005
               Over six months through one year                                          3,539
               Over one year                                                             3,706
               ------------------------------------------------------- ------------------------
               TOTAL TIME DEPOSITS OF $100 OR MORE                                     $17,997
               ======================================================= ========================


VI. RETURN ON EQUITY AND ASSETS

The dividend payout ratios were as follows for the periods indicated:

                                                         For the Year Ended December 31,
                                              ------------------------------------------------------
                                                 1998       1997      1996        1995       1994
                                              ----------- --------- ---------- ----------- ---------
             Dividend payout ratio                28.68%    18.79%     15.62%      15.25%         -
                                              =========== ========= ========== =========== =========

   Other information required by this Item is set forth in NMBT CORP's 1998 Annual Report to Stockholders (an Exhibit to this Form 10-K), on page 9, and is incorporated herein by reference.

FORM 10-K
NMBT CORP
December 31, 1998


VII.  ADVANCES FROM FEDERAL HOME LOAN BANK OF BOSTON

                                                                                  December 31,
                                                         ---------------------------------------------------------------
     Maturity Date                                 Rate                 1998                  1997                 1996
     -------------------------- ------------------------ -------------------- --------------------- --------------------
                                                      (Dollars in Thousands)
     January 30,1997                              5.46%                $   -                 $   -              $ 4,200
     June 9, 1997                                 6.11%                    -                     -                1,685
     June 11, 1997                                6.09%                    -                     -                1,000
     January 30, 1998                             5.69%                    -                 3,100                    -
     February 20, 1998                            5.64%                    -                 5,575                    -
     October 1, 1998                              5.87%                    -                 3,000                    -
     February 5, 1999                             5.19%                2,000                     -                    -
     May 6, 1999                                  5.81%                2,000                     -                    -
     September 30, 1999                           4.98%                5,000                     -                    -
     November 1, 1999                             6.05%                1,138                 2,310                3,412
     November 1, 1999                             6.36%                1,192                 2,414                    -
     June 11, 2001                                7.03%                  550                   550                  550
     June 19, 2001                                6.65%                2,234                 3,000                3,717
     December 31, 2002                            6.25%                1,611                 1,650                    -
     January 15, 2003                             5.88%                  855                     -                    -
     August 14, 2003                              6.02%                  472                     -                    -
     March 19, 2007                               6.95%                  878                   953                    -
     February 13, 2008                            5.96%                1,888                     -                    -
     February 24, 2008                            5.25%               10,000                     -                    -
     February 26, 2008                            6.08%                  756                     -                    -
     March 18, 2008                               6.46%                  552                   593                    -
     May 8, 2008                                  5.52%                3,000                     -                    -
     May 28, 2008                                 6.25%                  744                     -                    -
     August 21, 2008                              6.18%                  447                     -                    -
     October 9, 2008                              5.41%                  695                     -                    -
     October 22, 2008                             5.50%                  878                     -                    -
     October 29, 2008                             5.68%                  782                     -                    -
                                                         -------------------- --------------------- --------------------
                                                                     $37,672               $23,145             $ 14,564
                                                         ==================== ===================== ====================

     Maximum amount outstanding during period                        $39,597               $23,145              $26,058
     Average amount outstanding during period                        $32,952               $17,269              $12,272
     Average interest rate                                              5.89%                 6.20%                5.92%


ITEM 2.  PROPERTIES

     NMBT CORP and NMBT's main office is located at 55 Main Street, in New Milford, Connecticut. NMBT has nine other offices, all in Connecticut, all with Automated Teller Machine facilities, and all being full service branch offices, located at:

                    186 Danbury Road in New Milford;
                    100 Park Lane Road in New Milford;
                    45 North Main Street in Kent;

FORM 10-K
NMBT CORP
December 31, 1998


                    29 Main Street South in Bridgewater;
                    105 Mill Plain Road in Danbury;
                    100 Route 37 in New Fairfield;
                    30 Germantown Road in Danbury;
                    30 Main Street in Danbury; and
                    325 Main Street South in Southbury.

     NMBT's Main Office is located on The Green in New Milford in a two-story building. Owned by NMBT, this facility has eight interior and three drive-in teller stations and parking for approximately thirty automobiles. NMBT CORP and NMBT's executive offices are in this facility. There are no encumbrances on this facility.

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

     NMBT's Park Lane Office at 100 Park Lane Road in New Milford, which opened in February, 1988, is located in a 21,000 square foot office building owned by NMBT. This facility has eight interior and three drive-in teller stations and parking for approximately 100 automobiles. This building also includes NMBT CORP and NMBT's administrative, data processing and operations departments. There are no encumbrances on this facility.

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

     NMBT's Germantown Office at 30 Germantown Road in Danbury was formerly the branch office of Candlewood and the lease for this office was also assumed as part of the acquisition. This office is located in the Germantown Plaza Shopping Center and has a floor area of approximately 1,800 square feet. This facility has four interior teller stations, two drive-in teller stations and shares parking spaces with other Center tenants. The present lease term expires in 2007 but may be renewed for two additional five-year terms. NMBT pays its pro rata share of the Center's taxes and other expenses.

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

FORM 10-K
NMBT CORP
December 31, 1998


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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On March 5, 1999, there were 1,819 shareholders of record of NMBT CORP's Common Stock. Other information required by this Item is set forth in NMBT CORP's 1998 Annual Report to Stockholders (an Exhibit to this Form 10-K), on pages 19, 20, 35 and 39, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is set forth in NMBT CORP's 1998 Annual Report to Stockholders (an Exhibit to this Form 10-K), on page 9, and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

     The information required by this Item is set forth in NMBT CORP's 1998 Annual Report to Stockholders (an Exhibit to this Form 10-K), on pages 10 through 22, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in NMBT CORP's 1998 Annual Report to Stockholders (an Exhibit to this Form 10-K), on pages 23 through 39, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No changes in or disagreements with accountants have occurred during the two most recent fiscal years or any subsequent interim period.

FORM 10-K
NMBT CORP
December 31, 1998


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS AND SCHEDULES

     The following financial statements of NMBT CORP included in the Annual Report of NMBT CORP to its stockholders for the year ended December 31, 1998 are incorporated herein by reference:

     Consolidated Statements of Condition - December 31, 1998 and 1997 Consolidated Statements of Operations - Years Ended December 31, 1998, 1997
          and 1996
     Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997
          and 1996
     Consolidated Statements of Changes in Stockholders' Equity -
          Years Ended December 31, 1998, 1997 and 1996
     Consolidated  Statements of Comprehensive Income - Years Ended December 31,
          1998, 1997 and 1996
     Notes to Consolidated Financial Statements
     Selected quarterly financial data - Years Ended December 31, 1998 and 1997

(B)  REPORTS ON FORM 8-K - (FOURTH QUARTER OF 1998)

     None

(C)  EXHIBITS

2 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2 to the Company's

FORM 10-K
NMBT CORP
December 31, 1998


     Registration Statement on Form 8-A12G filed on November 25, 1997)
3.1 Certificate of Incorporation (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A12G filed on November 25, 1997)
3.2 By-Laws (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A12G filed on November 25, 1997)
10.  Material Contracts
10.1 Non-Statutory  Stock  Option  Plan (1988)  (incorporated  by  reference  to
     Exhibit 2 to the Company's Registration Statement on Form 8-A12G filed on November 25, 1997)
10.2 1994 Stock Option Plan for Employees, Officers, Directors of NMBT (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A12G filed on November 25, 1997)
10.3 Amendment No. 1 to Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A12G filed on November 25, 1997)
10.4 Amendment  No. 1 to 1994 Stock  Option Plan  (incorporated  by reference to
     Exhibit 2 to the Company's Registration Statement on Form 8-A12G filed on November 25, 1997)
10.5 Employment Agreement between NMBT and Michael D. Carrigan dated January 17, 1996 (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A12G filed on November 25, 1997)
10.6 Employment Agreement between NMBT and Jay C. Lent dated January 1, 1999
10.7 Employment Agreement between NMBT and Peter R. Maher dated January 1, 1999
11. Statement re: computation of per share earnings (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A12G filed on November 25, 1997)
12. Statements re: computation of ratios (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A12G filed on November 25, 1997)
13.  NMBT CORP's 1998 Annual Report to Stockholders
20. Proxy Statement dated March 31, 1999, for the Annual Meeting of Stockholders of NMBT CORP
21.  Subsidiary of Registrant
27.  Financial Data Schedule (included only with EDGAR filing).

(D)  FINANCIAL STATEMENT SCHEDULES

     No financial statement schedules are required to be filed as Exhibits pursuant to Item 14(d).

FORM 10-K
NMBT CORP
December 31, 1998


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                       NMBT CORP
            --------------------------------------------------------------------


By (Signature and Title)    s/ Michael D. Carrigan    Date    March 19, 1999
                        -----------------------------      ---------------------
                      Michael D. Carrigan, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

By (Signature and Title)    s/ Michael D. Carrigan    Date      March 19, 1999
                        -----------------------------      ---------------------
                        Michael D. Carrigan, Director, President and Chief Executive Officer

By (Signature and Title)    s/ Jay C. Lent            Date     March 19, 1999
                        -----------------------------      ---------------------
                        Jay C. Lent, Executive Vice President, Chief Financial Officer and Secretary

By (Signature and Title)    s/ Deborah L. Fish        Date     March 19, 1999
                        -----------------------------      ---------------------
                        Deborah L. Fish, Treasurer

By (Signature and Title)    s/ Kevin L. Dumas         Date      March 19, 1999
                        -----------------------------      ---------------------
                        Kevin L. Dumas, Director

By (Signature and Title)    s/ Louis A. Funk, Jr.     Date      March 19, 1999
                        -----------------------------      ---------------------
                        Louis A. Funk, Jr., Director

By (Signature and Title)    s/ Lawrence Greenhaus     Date      March 19, 1999
                        -----------------------------      ---------------------
                        Lawrence Greenhaus, Director

By (Signature and Title)    s/ Ruth Henderson         Date      March 19, 1999
                        -----------------------------      ---------------------
                        Ruth Henderson, Director

By (Signature and Title)    s/ Robert W. X. Martin    Date      March 19, 1999
                        -----------------------------      ---------------------
                        Robert W. X. Martin, Director

By (Signature and Title)    s/ Terry C. Pellegrini    Date      March 19, 1999
                        -----------------------------      ---------------------
                        Terry C. Pellegrini, Director

By (Signature and Title)    s/ Walter G. Southworth   Date      March 19, 1999
                        -----------------------------      ---------------------
                        Walter G. Southworth, Director

By (Signature and Title)    s/ Harry H. Taylor, Jr.   Date      March 19, 1999
                        -----------------------------      ---------------------
                        Harry H. Taylor, Jr., Director

By (Signature and Title)    s/ Arthur C. Weinshank    Date      March 19, 1999
                        -----------------------------      ---------------------
                        Arthur C. Weinshank, Director