Form 10-Q
period 1999-03-31
NMBT CORP
filed 1999-05-14
CIK 1046520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20547

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1999
                                   ---------------------------------------------

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission file Number              000-23419
                           -----------------------------------------------------

                                    NMBT CORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               06-1496548
----------------------------------------          -------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

55 Main Street, New Milford, Connecticut               06776-2400
----------------------------------------          -------------------
(Address of principal executive offices)               (ZIP Code)

Registrant's telephone number, including area code      (860) 355-1171
                                                  ------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     The number of shares of Common Stock, par value $.01 per share, outstanding as of May 12, 1999 was 2,663,358.

NMBT CORP
Form 10Q
March 31, 1999


                                TABLE OF CONTENTS

                                                                            Page

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Condition (Unaudited)
              March 31, 1999 and December 31, 1998                             3

         Consolidated Statements of Operations (Unaudited)
              Three Months Ended March 31, 1999 and March 31, 1998             4

         Consolidated Statements of Comprehensive Income (Unaudited)
              Three Months Ended March 31, 1999 and March 31, 1998             5

         Consolidated Statements of Cash Flows (Unaudited)
              Three Months Ended March 31, 1999 and March 31, 1998             6

         Consolidated Statements of Changes in Stockholders' Equity
              (Unaudited)Three Months Ended March 31, 1999 and March 31, 1998  7

         Notes to Consolidated Financial Statements                            8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           16


PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     17

SIGNATURES                                                                    18

                                    NMBT CORP
                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
                   DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

----------------------------------------------------------------------------        --------------    ------------------
                                                                                    March 31, 1999    December 31, 1998
                                                                                    --------------    ------------------
ASSETS
Cash and due from banks                                                               $   14,170         $   13,934
Interest-bearing deposits                                                                 11,957             13,730
-----------------------------------------------------------------------------         ----------         ----------
        Cash and cash equivalents                                                         26,127             27,664
-----------------------------------------------------------------------------         ----------         ----------

Securities:
Available for sale, at fair value (amortized cost of $74,793 in 1999                      74,958             76,326
   and $75,302 in 1998)
Held to maturity, at amortized cost (fair value of $43,688 in 1999                        43,855             40,364
   and $40,769 in 1998)
-----------------------------------------------------------------------------         ----------         ----------
        Total securities                                                                 118,813            116,690
-----------------------------------------------------------------------------         ----------         ----------

Loans                                                                                    230,365            229,945
Less allowance for loan losses                                                             4,005              3,839
-----------------------------------------------------------------------------         ----------         ----------
        Loans, net                                                                       226,360            226,106
-----------------------------------------------------------------------------         ----------         ----------

Real estate owned, net                                                                       204                 --
Premises and equipment, net                                                                3,478              3,546
Excess of cost over fair value of net assets acquired, net                                   212                271
Accrued interest and other assets                                                          5,998              6,204
-----------------------------------------------------------------------------         ----------         ----------

        Total assets                                                                  $  381,192         $  380,481
=============================================================================         ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Noninterest-bearing checking                                                  $   40,144         $   44,414
        Interest-bearing checking                                                         98,353             99,216
        Savings                                                                           73,392             72,334
        Time deposits under $100                                                          76,562             77,662
        Time deposits $100 or more                                                        19,245             17,997
-----------------------------------------------------------------------------         ----------         ----------
        Total deposits                                                                   307,696            311,623
-----------------------------------------------------------------------------         ----------         ----------

Advances from Federal Home Loan Bank of Boston (FHLB)                                     42,312             37,672
Accrued interest and other liabilities                                                     2,577              2,498
-----------------------------------------------------------------------------         ----------         ----------
        Total liabilities                                                                352,585            351,793
-----------------------------------------------------------------------------         ----------         ----------

Stockholders' equity:
        Common stock, $0.01 par value
        Shares authorized: 8,000,000
        Shares outstanding:  1999 - 2,663,358;  1998 - 2,663,358                              27                 27
        Additional paid-in capital                                                        18,143             18,143
        Retained earnings                                                                 10,328              9,842
        Accumulated other comprehensive income, net of tax                                   109                676
-----------------------------------------------------------------------------         ----------         ----------
        Total stockholders' equity                                                        28,607             28,688
-----------------------------------------------------------------------------         ----------         ----------
        Total liabilities and stockholders' equity                                    $  381,192         $  380,481
=============================================================================         ==========         ==========

See notes to consolidated financial statements.

                                    NMBT CORP
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       IN THOUSANDS, EXCEPT PER SHARE DATA

--------------------------------------------------------------------------  ----------------------------
                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                 1999          1998
                                                                            -------------- -------------
INTEREST AND DIVIDEND INCOME
Interest and fees on loans                                                     $ 4,220        $ 4,468
U.S. Treasury and agency securities                                              1,364          1,032
Municipal securities                                                               240            199
Corporate securities                                                                33             --
Dividends on FHLB stock                                                             32             28
Interest-bearing deposits                                                           77            102
--------------------------------------------------------------------------     -------        -------
        Total interest and dividend income                                       5,966          5,829
--------------------------------------------------------------------------     -------        -------

INTEREST EXPENSE
Interest-bearing checking                                                          318            365
Savings                                                                            394            357
Time deposits under $100                                                           918          1,077
Time deposits $100 or more                                                         241            245
FHLB advances and capital leases                                                   521            391
--------------------------------------------------------------------------     -------        -------
        Total interest expense                                                   2,392          2,435
--------------------------------------------------------------------------     -------        -------

Net interest and dividend income                                                 3,574          3,394
Provision for loan losses                                                          167            141
--------------------------------------------------------------------------     -------        -------
Net interest and dividend income after provision for loan losses                 3,407          3,253
--------------------------------------------------------------------------     -------        -------

NONINTEREST INCOME
Service charges on deposit accounts                                                252            242
Other service charges, commissions and fees                                         88             89
Loan servicing fees                                                                 50             15
Gain on sale of securities                                                          --             51
Net gains from loans sold                                                          205            145
Other income                                                                        85             26
--------------------------------------------------------------------------     -------        -------
        Total noninterest income                                                   680            568
--------------------------------------------------------------------------     -------        -------

NONINTEREST EXPENSE
Compensation, payroll taxes and benefits                                         1,613          1,469
Occupancy                                                                          281            257
Furniture and equipment                                                            199            188
Data processing                                                                     85             78
Stationery, printing and supplies                                                   98            122
Marketing, advertising and investor relations                                      168            101
Legal and professional fees                                                        128             48
Other general and administrative expense                                           375            388
--------------------------------------------------------------------------     -------        -------
        Total general and administrative expense                                 2,947          2,651
Operations of real estate owned                                                   (159)             1
Amortization of intangible assets                                                   59             59
--------------------------------------------------------------------------     -------        -------
        Total noninterest expense                                                2,847          2,711
--------------------------------------------------------------------------     -------        -------

Income before provision for income taxes                                         1,240          1,110
Provision for income taxes                                                         488            414
--------------------------------------------------------------------------     -------        -------

Net income                                                                     $   752        $   696
==========================================================================     =======        =======

Basic earnings per share                                                       $  0.28        $  0.26
Diluted earnings per share                                                     $  0.27        $  0.25
--------------------------------------------------------------------------     -------        -------

Average basic shares outstanding                                                 2,663          2,632
Average diluted shares outstanding                                               2,803          2,807
--------------------------------------------------------------------------     -------        -------

Cash dividends per share                                                       $  0.10        $  0.08
--------------------------------------------------------------------------     -------        -------

See notes to consolidated financial statements.

                                    NMBT CORP
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  IN THOUSANDS

-------------------------------------------------------------------------- -----------------------------------------
                                                                                      THREE MONTHS ENDED
                                                                              MARCH 31, 1999       MARCH 31, 1998
-------------------------------------------------------------------------- -------------------- --------------------
Net Income                                                                           $ 752            $ 696
Other comprehensive income,
   net of tax:
   Unrealized net losses on
     securities:
     Unrealized net holding
       losses arising during
       period                                                                        $(567)           $ (50)
    Less: reclassification
       adjustment for gains
       included in net income                                                           --              (34)
--------------------------------------------------------------------------           -----            -----
Other comprehensive income                                                            (567)             (84)
==========================================================================           =====            =====
Comprehensive income                                                                 $ 185            $ 612
==========================================================================           =====            =====


See notes to consolidated financial statements.

                                    NMBT CORP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  IN THOUSANDS

--------------------------------------------------------------------------------- ------------------------------------------
                                                                                             Three Months Ended
                                                                                     MARCH 31, 1999       MARCH 31, 1998
                                                                                  -------------------- ---------------------
OPERATING ACTIVITIES
Net Income                                                                              $    752              $    696
Adjustments to reconcile net income to net cash provided by
   Operating activities:
   Depreciation and amortization                                                             199                   189
   Provision for loan losses                                                                 167                   141
   Net amortization of securities                                                             70                    47
   Deferred income taxes                                                                     156                     1
   Realized securities gains, net                                                             --                   (51)
   Loans originated for sale                                                             (24,347)              (11,425)
   Proceeds from loans sold, net                                                          25,686                11,801
   Gains from loans sold, net                                                               (205)                 (145)
   Realized gains from real estate owned sales, net                                         (198)                  (21)
   (Increase) decrease in interest receivable                                                421                   (13)
   (Increase) decrease in other assets                                                       161                  (172)
   Increase in interest payable                                                               36                    63
   Increase (decrease) in other liabilities                                                   43                   (98)
---------------------------------------------------------------------------------       --------              --------
   Net cash provided by operating activities                                               2,941                 1,013
---------------------------------------------------------------------------------       --------              --------

INVESTING ACTIVITIES
Purchases of held to maturity (HTM) securities                                            (7,000)              (10,000)
Net loan originations                                                                     (1,983)                 (860)
Purchases of available for sale (AFS) securities                                          (1,526)               (8,552)
Net purchases of premises and equipment                                                      (72)                 (142)
Proceeds from sales of real estate owned                                                     182                   170
Proceeds from maturities of AFS securities                                                 2,127                 7,712
Proceeds from maturities of HTM securities                                                 3,483                 5,995
Proceeds from sales of AFS securities                                                         --                 2,370
Purchases of FHLB stock                                                                     (136)                   --
---------------------------------------------------------------------------------       --------              --------
   Net cash used for investing activities                                                 (4,925)               (3,307)
---------------------------------------------------------------------------------       --------              --------

FINANCING ACTIVITIES
Net increase in advances from FHLB                                                         4,640                 7,091
Net increase in time deposits                                                                148                 1,779
Net increase (decrease) in checking and savings deposits                                  (4,075)                4,840
Cash dividends                                                                              (266)                 (210)
Net proceeds from exercise of stock options                                                   --                   401
Other                                                                                         --                    (8)
---------------------------------------------------------------------------------       --------              --------
   Net cash provided by financing activities                                                 447                13,893
---------------------------------------------------------------------------------       --------              --------

Increase (decrease) in cash and cash equivalents                                          (1,537)               11,599
Cash and cash equivalents, beginning of period                                            27,664                22,762

=================================================================================       ========              ========
Cash and cash equivalents, end of period                                                $ 26,127              $ 34,361
=================================================================================       ========              ========

CASH PAID DURING PERIOD
Interest to depositors and creditors                                                    $  2,357              $  2,372
Income taxes                                                                                 139                   449

NON-CASH TRANSFERS
Transfer of loans to real estate owned                                                       339                    --
Net change in unrealized gains on AFS securities                                            (567)                  (84)
Financed portion of sales of real estate owned                                               151                    12

See notes to consolidated financial statements.

                                    NMBT CORP
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                  IN THOUSANDS

----------------------------------------------------------------------------------------------------------------------------------
                                  TOTAL         RETAINED      ACCUMULATED OTHER  COMMON STOCK     ADDITIONAL         SHARES
                                                EARNINGS        COMPREHENSIVE                  PAID-IN CAPITAL     OUTSTANDING
                                                                   INCOME
----------------------------------------------------------------------------------------------------------------------------------
JANUARY 1, 1998                 $ 25,330         $  7,548         $    378        $     26        $ 17,378           2,615
Net income                           696              696
Comprehensive income                 (84)                              (84)
Proceeds from exercise
of stock options                     401                                                               401              25
Cash dividends                      (210)            (210)
                                -------------------------------------------------------------------------------------------

MARCH 31, 1998                  $ 26,133         $  8,034         $    294        $     26        $ 17,779           2,640
                                ===========================================================================================


JANUARY 1, 1999                 $ 28,688         $  9,842         $    676        $     27        $ 18,143           2,663
Net income                           752              752
Comprehensive income                (567)                             (567)
Cash dividends                      (266)            (266)
                                -------------------------------------------------------------------------------------------

MARCH 31, 1999                  $ 28,607         $ 10,328         $    109        $     27        $ 18,143           2,663
                                ===========================================================================================


See notes to consolidated financial statements.

NMBT CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

NMBT CORP (the "Company"), a Delaware corporation formed in November, 1997, is the registered bank holding company for NMBT, a wholly owned subsidiary. NMBT is a state-chartered commercial bank and is the Company's only subsidiary and its primary investment.

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

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1999, and the results of its operations and its cash flows for the three months then ended. The results of operations for the periods shown are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report.


NOTE 2.  SECURITIES

The aggregate amortized cost and estimated fair values of securities available for sale at March 31, 1999 and December 31, 1998 are as follows:

-------------------------------------------- ----------------------------------------------------------------------
                                                                        MARCH 31, 1999
-------------------------------------------- ----------------------------------------------------------------------
Dollars in thousands                              AMORTIZED         GROSS            GROSS           ESTIMATED
                                                    COST         UNREALIZED        UNREALIZED        FAIR VALUE
                                                                    GAINS            LOSSES
-------------------------------------------- ----------------- ---------------- ----------------- -----------------
U.S. Treasury and agency                              $48,179              $62              $434           $47,807
Municipal                                              22,307              577                16            22,868
Mortgage-backed                                         1,108               20                 -             1,128
Corporate                                               1,083                -                44             1,039
-------------------------------------------- ----------------- ---------------- ----------------- -----------------
Total debt securities                                  72,677              659               494            72,842
FHLB Stock                                              2,116                -                 -             2,116
============================================ ================= ================ ================= =================
Total securities available for sale                   $74,793             $659              $494           $74,958
============================================ ================= ================ ================= =================

NMBT CORP
Form 10Q
March 31, 1999

--------------------------------------------- ----------------------------------------------------------------------
                                                                        DECEMBER 31, 1998
--------------------------------------------- ----------------------------------------------------------------------
Dollars in thousands                              AMORTIZED         GROSS            GROSS           ESTIMATED
                                                    COST         UNREALIZED        UNREALIZED        FAIR VALUE
                                                                    GAINS            LOSSES
-------------------------------------------- ----------------- ---------------- ----------------- -----------------
U.S. Treasury and agency                               $50,204              $434             $140           $50,498
Municipal                                               20,797               698                2            21,493
Mortgage-backed                                          1,236                19                -             1,255
Corporate                                                1,085                15                -             1,100
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
Total debt securities                                   73,322             1,166              142            74,346
FHLB Stock                                               1,980                 -                -             1,980
============================================= ================= ================= ================ =================
Total securities available for sale                    $75,302            $1,166             $142           $76,326
============================================= ================= ================= ================ =================


The aggregate amortized cost and estimated fair values of securities held to maturity at March 31, 1999 and December 31, 1998 are as follows:

--------------------------------------------- ----------------------------------------------------------------------
                                                                         MARCH 31, 1999
--------------------------------------------- ----------------------------------------------------------------------
Dollars in thousands                              AMORTIZED         GROSS            GROSS           ESTIMATED
                                                    COST         UNREALIZED        UNREALIZED        FAIR VALUE
                                                                    GAINS            LOSSES
-------------------------------------------- ----------------- ---------------- ----------------- -----------------
U.S. Treasury and agency                               $30,008               $46             $333           $29,721
Mortgage-backed                                         12,800               181               12            12,969
Corporate                                                1,047                 -               49               998
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
============================================= ================= ================= ================ =================
Total securities held to maturity                      $43,855              $227             $394           $43,688
============================================= ================= ================= ================ =================


--------------------------------------------- ----------------------------------------------------------------------
                                                                        DECEMBER 31, 1998
--------------------------------------------- ----------------------------------------------------------------------
Dollars in thousands                              AMORTIZED         GROSS            GROSS           ESTIMATED
                                                    COST         UNREALIZED        UNREALIZED        FAIR VALUE
                                                                    GAINS            LOSSES
-------------------------------------------- ----------------- ---------------- ----------------- -----------------
U.S. Treasury and agency                               $25,008              $250              $24           $25,234
Mortgage-backed                                         14,308               207               17            14,498
Corporate                                                1,048                 -               11             1,037
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
============================================= ================= ================= ================ =================
Total securities held to maturity                      $40,364              $457              $52           $40,769
============================================= ================= ================= ================ =================


Securities with a carrying value of $3.1 million and $3.0 million were pledged as collateral for public deposits as of March 31, 1999 and December 31, 1998, respectively.

NMBT CORP
Form 10Q
March 31, 1999

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

------------------------------------------- ----------------------------- -----------------------------
In thousands                                              MARCH 31, 1999             DECEMBER 31, 1998
------------------------------------------- ----------------------------- -----------------------------
Real estate                                                     $191,883                      $192,381
Commercial and industrial                                         17,133                        16,107
Installment and education                                          6,550                         7,137
Construction and development                                      14,003                        13,443
Cash reserve and credit cards                                        796                           877
=========================================== ============================= =============================
Total Loans                                                     $230,365                      $229,945
=========================================== ============================= =============================


Changes in the allowance for loan losses were as follows:

                                                                                      PERIOD ENDED
                                                                   ----------------------------------------------------
In thousands                                                                  MARCH 31, 1999         DECEMBER 31, 1998
------------------------------------------------------------------ -------------------------- -------------------------
Allowance for loan losses at beginning of year                                        $3,839                    $3,537
Provision for loan losses charged against income                                         167                       371
Transfer to liability for estimated losses from off-balance
sheet credit instruments                                                                   -                     (110)
Loan losses, net of recoveries                                                           (1)                        41
================================================================== ========================== =========================
Allowance for loan losses at end of period                                            $4,005                    $3,839
================================================================== ========================== =========================


Loans to executive officers, principal stockholders, directors, companies of which directors are principal owners, and individuals directly related to or affiliated with directors and executive officers aggregated $2.28 million and $2.50 million at March 31, 1999 and December 31, 1998, respectively.


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

Weighted average common shares outstanding used to calculate basic and diluted earnings per share for the three-month periods ended March 31, 1999 and 1998 were as follows:

                                                                              THREE MONTHS ENDED
                                                            -------------------------------------------------------
           In thousands                                          MARCH 31, 1999              MARCH 31, 1998
           ------------------------------------------------ -------------------------- ----------------------------
           Weighted average common shares:
              Basic                                                             2,663                        2,632
              Effect of dilutive stock options                                    140                          175
           ================================================ ========================== ============================
              Diluted                                                           2,803                        2,807
           ================================================ ========================== ============================

NMBT CORP
Form 10Q
March 31, 1999

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

The Company held securities classified as available for sale at March 31, 1999 and December 31, 1998, which had unrealized gains. The before-tax and after-tax amounts for these unrealized gains, as well as the tax (expense)/benefits, are summarized as follows:

                                                    March 31, 1999                                 December 31, 1998
                                      -------------------------------------------      ------------------------------------------
In thousands                              BEFORE        TAX            AFTER              BEFORE         TAX             AFTER
                                           TAX       (EXPENSE)/         TAX                TAX         (EXPENSE)/         TAX
                                                       BENEFIT                                          BENEFIT
------------------------------------- ------------- -------------- -------------- ---- ------------- --------------- -------------
Unrealized holding gains                      $165          ($56)           $109             $1,075          ($365)          $710
Reclassification adjustment
for gains included in net
income                                           -              -              -               (51)              17          (34)
===================================== ============= ============== ============== ==== ============= =============== =============
Accumulated
other
comprehensive income                          $165          ($56)           $109             $1,024          ($348)          $676
===================================== ============= ============== ============== ==== ============= =============== =============

NMBT CORP
Form 10Q
March 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company, a Delaware corporation formed in 1997, is the registered bank holding company for NMBT, a wholly owned subsidiary formed in 1975. NMBT is the Company's only subsidiary and its primary investment.


FORWARD-LOOKING STATEMENTS

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to March 31, 1999. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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


RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Net income increased 8.1% to $0.75 million, or $0.27 per diluted share for the first quarter ended March 31, 1999, as compared to net income of $0.69 million, or $0.25 per diluted share for the first quarter of 1998. The increase in net income was accomplished despite a $0.13 million charge to the tax provision in connection with the formation of NMBT Mortgage Company, a Passive Investment Company ("PIC"), to take advantage of recent changes in Connecticut tax statutes. Effective January 1, 1999, the Connecticut statute allows NMBT to transfer mortgages into a PIC. Income of the PIC and its dividends to NMBT are exempt from the Connecticut Corporation Business Tax. Therefore, for fiscal 1999 NMBT's effective tax rate is expected to be approximately 3 percent lower than in fiscal 1998. The formation of the PIC has required NMBT to establish a valuation allowance against existing deferred state tax assets that are not expected to be realized in future years. Accordingly, NMBT's tax provision for the quarter ended March 31, 1999 includes a charge of $0.13 million. Management anticipates that the PIC will benefit net income for the remainder of 1999 and that this charge will be recovered by June 30, 1999.

Net interest and dividend income for the quarter ended March 31, 1999 increased by $0.18 million or 5.3%. The net interest spread, the difference between the yield earned on loans and investments and the rate paid on deposits and borrowings, was 4.2% for the three months ended March 31, 1999, and 4.5% for the three months ended March 31, 1998. The increase in net interest income is a reflection of increased interest-earning assets and was accomplished despite a continued contraction in the interest rate spread caused by seasonal factors, customer demand for fixed rate loans and increased price competition for loans and deposits.

NMBT CORP
Form 10Q
March 31, 1999

Management estimates the allowance for loan losses based on an evaluation of the Company's past loan experience, known and inherent risks in the portfolio, estimated value of underlying collateral, and current economic conditions. Establishing the allowance for loan losses involves significant management judgments using the best information available at the time. Those judgments are subject to further review by various sources, including the Company's regulators. Adjustments to the allowance for loan losses may be necessary in the future based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, the identification of additional problem loans, and other factors. The provision for loan losses for the quarter ended March 31, 1999 was $0.17 million as compared to $0.14 million for the same period in 1998. In management's judgment, the allowance for loan losses is adequate to absorb probable losses in the existing portfolio.

Also contributing to the Company's improved financial performance was a 19.9% increase in noninterest income comparing the first quarter of 1999 to the first quarter of 1998, due to strong activity in the mortgage banking area and increased fee income. Noninterest expenses were up 5.0% from the first quarter of the previous year, mainly due to increased staff in the mortgage banking area and general price increases on leases and supplies. From March 31, 1998 to March 31, 1999, total assets have grown 8.6%, loans grew 2.6% and deposits have grown 5.3%. These growth rates have also contributed to increased overhead.

Total assets increased 0.2% to $381.19 million as of March 31, 1999 from $380.48 million as of December 31, 1998. Deposits declined by $3.93 million and Federal Home Loan Bank advances of $4.64 million were borrowed to match funds for selected fixed rate commercial loans and securities.


IMPAIRED LOANS

The recorded investment in loans considered to be impaired was $2.66 million at March 31, 1999, and $2.82 million at December 31, 1998, and consists of loans for which an allowance of $0.30 million and $0.32 million, for the same periods respectively, has been established. Income recorded on impaired loans during the first three months of 1999 for the portion of this period that they were impaired was $0.02 million. Average investment in impaired loans during this same period of 1999 was $2.68 million as compared to $4.07 million during the first quarter of 1998. Nonaccruing loans at March 31, 1999, included $1.65 million of loans considered to be impaired, as compared with $2.05 million at December 31, 1998.

NMBT CORP
Form 10Q
March 31, 1999


NONPERFORMING ASSETS

Nonperforming loans consist principally of residential and commercial loans collateralized by real estate and real estate acquired through foreclosures (real estate owned). Nonperforming assets and relevant ratios were as follows:

------------------------------------------------------------------------ ------------------------- -------------------------
Dollars in thousands                                                               MARCH 31, 1999         DECEMBER 31, 1998
------------------------------------------------------------------------ ------------------------- -------------------------
Total nonperforming loans                                                                  $2,305                    $2,694
Real estate owned                                                                             204                         -
------------------------------------------------------------------------ ------------------------- -------------------------
Total nonperforming assets                                                                 $2,509                    $2,694
======================================================================== ========================= =========================
Total nonperforming loans/Total loans                                                       1.00%                     1.17%
Total nonperforming assets/Total assets                                                     0.66%                     0.71%
Allowance for loan losses/Total nonperforming loans                                       173.75%                   142.48%


LIQUIDITY MANAGEMENT

For information about the Company's liquidity position, see Management's Discussion and Analysis in its 1998 Annual Report to Stockholders, which was also incorporated into the Company's Annual Report to the Securities and Exchange Commission on Form 10K. There has been no material change in that data since it was reported.


CAPITAL

At March 31, 1999, the Company had $28.60 million in stockholders' equity, compared with $28.69 million at December 31, 1998. The decline in stockholders' equity from the end of 1998 was due to the following: a $0.57 million negative adjustment for net unrealized gains on securities available for sale; and the retention of $0.75 million in net earnings, less cash dividends paid on February 12, 1999, of $0.27 million.

The following reflects the Company's capital ratios (which exclude intangible assets and the adjustments for net unrealized gains on securities available for sale):

------------------------------------- --------------------------- --------------------------- ---------------------------
Dollars in thousands                              MARCH 31, 1999           DECEMBER 31, 1998          REGULATORY MINIMUM
------------------------------------- --------------------------- --------------------------- ---------------------------
Risk-based capital ratios:
   Tier 1 capital ratio                                   12.66%                      12.19%                       4.00%
   Total capital ratio                                    14.29%                      14.13%                       8.00%

Leverage ratio                                             7.63%                       7.40%                       3.00%

Tier 1 capital                                           $28,168                     $27,647
Total risk-based capital                                 $30,890                     $30,351
Total risk-adjusted assets                              $216,142                    $214,786

There are no significant differences between the Company's and NMBT's capital and capital ratios.

For further information about the Company's capital, see Management's Discussion and Analysis in its 1998 Annual Report to Stockholders, which was also incorporated into the Company's Annual Report to the Securities and Exchange Commission on Form 10K.

NMBT CORP
Form 10Q
March 31, 1999


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


COSTS

The Company currently plans to complete Year 2000 remediation by June 30, 1999. The total remaining cost of the Year 2000 issue is estimated at less than $50,000. To date, the Company has incurred costs of $40,000 which have been expensed as incurred. The costs of the project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors.


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


CONTINGENCY PLANNING

The Company is revising its existing contingency plans to address internal and external issues specific to Year 2000 to the extent practicable. These contingency plan revisions are expected to be completed by September 30, 1999. The plans, which are intended to enable the Company to continue to operate to the extent that it can do so prudently, include performing certain processes manually; repairing or obtaining replacement systems; changing

NMBT CORP
Form 10Q
March 31, 1999

suppliers; and reducing or suspending operations. The Company believes, however, that due to the widespread nature of the potential Year 2000 Issue, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding (1) the Company's internal systems and equipment during the remediation and testing phases of its Year 2000 project and (2) the status of third party Year 2000 readiness.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 1998 in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999. There have been no material changes in the Company's market risk at March 31, 1999, compared to December 31, 1998. The following is an update of the discussion provided therein:

GENERAL. The Company's largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the bank level. NMBT still is not subject to foreign currency exchange or commodity price risk. At March 31, 1999, neither the Company nor NMBT owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

ASSETS, DEPOSIT LIABILITIES AND BORROWINGS. There have been no material changes in the composition of assets, deposit liabilities or borrowings from December 31, 1998 to March 31, 1999.

GAP ANALYSIS. There have been no material changes in the one-year cumulative interest sensitivity gap as a percentage of total assets at March 31, 1999, from December 31, 1998.

INTEREST RATE RISK COMPLIANCE. NMBT continues to monitor the impact of interest rate volatility upon net interest income in the same manner as at December 31, 1998. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value at March 31, 1999, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.

NMBT CORP
Form 10Q
March 31, 1999


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders was held on May 4, 1999. There were no solicitations in opposition to any of the Board of Directors' nominees for the Board of Directors or other motions acted on at the Meeting. The following matters were considered and voted on, as certified by the Judge of Election at the Meeting:

1. Robert W. X. Martin and Harry H. Taylor, Jr. were each elected to serve as Directors until the Annual Meeting of Stockholders to be held in the year 2002 who, with the six Directors, Kevin L. Dumas, Louis A. Funk, Jr., Lawrence Greenhaus, Ruth Henderson, Terry C. Pellegrini and Arthur C. Weinshank, whose terms of office did not expire at the Meeting, constitute the full Board. Each nominee received at least 1,924,016, or 99.04%, votes cast FOR.

2. The Directors' appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 1999 was ratified by 1,921,966 votes cast FOR.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

               Exhibit 27. Financial Data Schedule (included only with EDGAR filing).

     (B)  REPORTS ON FORM 8-K

               None

NMBT CORP
Form 10Q
March 31, 1999


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  NMBT CORP
                                ------------------------------------------------
                                                 (Registrant)

   May 12, 1999                 /s/ Jay C. Lent
------------------              ------------------------------------------------
       Date                     Jay C. Lent, Executive Vice President, Chief
                                    Financial Officer and Secretary

    May 12, 1999                /s/ Deborah L. Fish
------------------              ------------------------------------------------
       Date                     Deborah L. Fish, Treasurer