Form 10-Q
period 1999-06-30
NMBT CORP
filed 1999-08-11
CIK 1046520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20547

                                    FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended           June 30, 1999
                                            ------------------------------------
                                       or
[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number              000-23419
                       ---------------------------------------------------------

                                    NMBT CORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      06-1496548
--------------------------------------       -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

55 Main Street, New Milford, Connecticut                  06776-2400
---------------------------------------      -----------------------------------
(Address of principal executive offices)                  (ZIP Code)

Registrant's telephone number, including area code        (860) 355-1171
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

         The number of shares of Common Stock, par value $.01 per share, outstanding as of August 6, 1999 was 2,667,408.

NMBT CORP
Form 10Q
June 30, 1999



                                TABLE OF CONTENTS


                                                                                                       Page
PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Condition (Unaudited)
                  June 30, 1999 and December 31, 1998                                                    3

         Consolidated Statements of Operations (Unaudited)
                  Six Months and Three Months Ended June 30, 1999 and June 30, 1998                      4

         Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
                  Six Months and Three Months Ended June 30, 1999 and June 30, 1998                      5

         Consolidated Statements of Cash Flows (Unaudited)
                  Six Months Ended June 30, 1999 and June 30, 1998                                       6

         Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                  Six Months Ended June 30, 1999 and June 30, 1998                                       7

         Notes to Consolidated Financial Statements                                                      8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                  12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                     16

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                              17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                               17

SIGNATURES                                                                                              18


                                    NMBT CORP
                CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
                   Dollars in thousands, except per share data

------------------------------------------------------------------------------------------------------------------------------
                                                                                     June 30, 1999         December 31, 1998
                                                                                ----------------------  ----------------------
ASSETS
Cash and due from banks                                                                 $14,368                  $13,934
Interest-bearing deposits                                                                18,055                   13,730
                                                                                ----------------------  ----------------------
        Cash and cash equivalents                                                        32,423                   27,664
                                                                                ----------------------  ----------------------

Securities:
Available for sale, at fair value (amortized cost of $76,434 in 1999
   and $75,302 in 1998)                                                                  74,993                   76,326
Held to maturity, at amortized cost (fair value of $43,060 in 1999
   and $40,769 in 1998)                                                                  44,424                   40,364
                                                                                ----------------------  ----------------------
        Total securities                                                                119,417                  116,690
                                                                                ----------------------  ----------------------

Loans                                                                                   233,088                  229,945
Less allowance for loan losses                                                            4,076                    3,839
                                                                                ----------------------  ----------------------
        Loans, net                                                                      229,012                  226,106
                                                                                ----------------------  ----------------------

Real estate owned, net                                                                      241                        -
Premises and equipment, net                                                               3,414                    3,546
Excess of cost over fair value of net assets acquired, net                                  154                      271
Accrued interest and other assets                                                         7,269                    6,204
                                                                                ----------------------  ----------------------

        Total assets                                                                   $391,930                 $380,481
                                                                                ======================  ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Noninterest-bearing checking                                                    $48,928                  $44,414
        Interest-bearing checking                                                        96,485                   99,216
        Savings                                                                          75,708                   72,334
        Time deposits under $100                                                         75,007                   77,662
        Time deposits $100 or more                                                       17,782                   17,997
                                                                                ----------------------  ----------------------
        Total deposits                                                                  313,910                  311,623
                                                                                ----------------------  ----------------------

Advances from Federal Home Loan Bank of Boston (FHLB)                                    46,954                   37,672
Accrued interest and other liabilities                                                    2,844                    2,498
                                                                                ----------------------  ----------------------
        Total liabilities                                                               363,708                  351,793
                                                                                ----------------------  ----------------------

Stockholders' equity:
        Common stock, $0.01 par value
        Shares authorized:    8,000,000
        Shares outstanding:  1999 - 2,666,358;  1998 - 2,663,358                             27                       27
        Additional paid-in capital                                                       18,184                   18,143
        Retained earnings                                                                10,962                    9,842
        Accumulated other comprehensive income (loss), net of tax                         (951)                      676
                                                                                ----------------------  ----------------------
        Total stockholders' equity                                                       28,222                   28,688
                                                                                ----------------------  ----------------------

        Total liabilities and stockholders' equity                                     $391,930                 $380,481
                                                                                ======================  ======================


See notes to consolidated financial statements.

                                    NMBT CORP
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                       In thousands, except per share data

--------------------------------------------------------------------------------------------------------------------------
                                                                              Six Months Ended         Three Months Ended
                                                                                  June 30,                  June 30,
                                                                                1999        1998         1999        1998
                                                                              -------     -------      -------     -------
INTEREST AND DIVIDEND INCOME
Interest and fees on loans                                                    $8,446      $8,979       $4,226      $4,511
U.S. Treasury and agency securities                                            2,763       2,200        1,399       1,168
Municipal securities                                                             487         411          247         212
Corporate securities                                                              91           -           58           -
Dividends on FHLB stock                                                           67          57           35          29
Interest-bearing deposits                                                        217         201          140          99
                                                                              -------     -------      -------     -------
        Total interest and dividend income                                    12,071      11,848        6,105       6,019
                                                                              -------     -------      -------     -------

INTEREST EXPENSE
Interest-bearing checking                                                        641         745          323         380
Savings                                                                          804         725          410         368
Time deposits under $100                                                       1,782       2,140          864       1,063
Time deposits $100 or more                                                       460         489          219         244
FHLB advances and capital leases                                               1,140         879          619         488
                                                                              -------     -------      -------     -------
        Total interest expense                                                 4,827       4,978        2,435       2,543
                                                                              -------     ------       -------     -------

Net interest and dividend income                                               7,244       6,870        3,670       3,476
Provision for loan losses                                                        207         266           40         125
                                                                              -------     -------      -------     -------
Net interest and dividend income after provision for loan losses               7,037       6,604        3,630       3,351
                                                                              -------     -------      -------     -------

NONINTEREST INCOME
Service charges on deposit accounts                                              511         489          259         247
Other service charges, commissions and fees                                      177         188           89          92
Loan servicing fees                                                              112          36           62          21
Gain on sale of securities                                                         -          51            -           -
Net gains from loans sold                                                        309         395          104         250
Other income                                                                     136          55           51          29
                                                                              -------     -------      -------     -------
        Total noninterest income                                               1,245       1,207          565         639
                                                                              -------     -------      -------     -------
NONINTEREST EXPENSE
Compensation, payroll taxes and benefits                                       3,198       2,965        1,585       1,496
Occupancy                                                                        550         505          269         248
Furniture and equipment                                                          396         376          197         188
Data processing                                                                  182         167           97          89
Stationery, printing and supplies                                                194         228           96         106
Marketing, advertising and investor relations                                    299         212          131         111
Legal and professional fees                                                      205          77           77          29
Other general and administrative expense                                         760         747          385         359
                                                                              -------     -------      -------     -------
        Total general and administrative expense                               5,784       5,277        2,837       2,626
Operations of real estate owned                                                 (228)         49          (69)         48
Amortization of intangible assets                                                117         117           58          58
                                                                              -------     -------      -------     -------
        Total noninterest expense                                              5,673       5,443        2,826       2,732
                                                                              -------     -------      -------     -------
Income before provision for income taxes                                       2,609       2,368        1,369       1,258
Provision for income taxes                                                       957         886          469         472
                                                                              -------     -------      -------     -------
Net income                                                                    $1,652      $1,482         $900        $786
                                                                              =======     =======      =======     =======
Basic earnings per share                                                       $0.62       $0.56        $0.34       $0.30
Diluted earnings per share                                                     $0.60       $0.53        $0.33       $0.28
                                                                              -------     -------      -------     -------
Average basic shares outstanding                                               2,664       2,637        2,664       2,637
Average diluted shares outstanding                                             2,755       2,810        2,755       2,810
                                                                              -------     -------      -------     -------
Cash dividends per share                                                       $0.20       $0.17        $0.10       $0.09
                                                                              -------     -------      -------     -------

                See notes to consolidated financial statements.

                                    NMBT CORP
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
                                  In thousands

-------------------------------------------------------------------------------------------------------------------------------
                                                   Six Months Ended                             Three Months Ended
                                               June 30, 1999       June 30, 1998             June 30, 1999      June 30, 1998
                                               -------------       -------------             -------------      -------------
Net Income                                        $1,652              $1,482                      $900               $786
Other comprehensive income
  (loss), net of tax:
  Unrealized net gains (losses)
   on securities:
  Unrealized net holding
   gains (losses) arising
   during period                                 $(1,627)               $(27)                  $(1,060)              $23
  Less: reclassification
   adjustment for gains
   included in net income                              -                 (34)                        -                 -
                                               -------------       -------------             -------------      -------------
Other comprehensive income
  (loss)                                          (1,627)                (61)                   (1,060)               23
                                               -------------       -------------             -------------      -------------
Comprehensive income (loss)                          $25              $1,421                     $(160)             $809
                                               =============       =============             =============      =============


                 See notes to consolidated financial statements.

                                    NMBT CORP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                  In thousands

------------------------------------------------------------------------------------------------------------------------------
                                                                                              Six Months Ended
                                                                                   June 30, 1999             June 30, 1998
                                                                                --------------------     ---------------------
OPERATING ACTIVITIES
Net Income                                                                             $1,652                  $1,482
Adjustments to reconcile net income to net cash provided by
   Operating activities:
   Depreciation and amortization                                                          398                     380
   Provision for loan losses                                                              207                     266
   Net amortization of securities                                                         139                     102
   Deferred income taxes                                                                  168                     123
   Realized securities gains, net                                                           -                     (51)
   Loans originated for sale                                                          (38,951)                (35,400)
   Proceeds from loans sold, net                                                       42,336                  35,447
   Gains from loans sold, net                                                            (309)                   (395)
   Realized gains from real estate owned sales, net                                      (288)                    (27)
   Increase in interest receivable                                                       (112)                   (236)
   (Increase) decrease in other assets                                                     50                    (236)
   Increase in interest payable                                                            54                      60
   Increase (decrease) in other liabilities                                               292                    (109)
                                                                                --------------------     ---------------------
   Net cash provided by operating activities                                            5,636                   1,406
                                                                                --------------------     ---------------------

INVESTING ACTIVITIES
Purchases of held to maturity (HTM) securities                                        (10,930)                (15,000)
Net loan originations                                                                  (6,933)                 (9,757)
Purchases of available for sale (AFS) securities                                       (7,479)                (20,898)
Net purchases of premises and equipment                                                  (149)                   (255)
Proceeds from sales of real estate owned                                                  458                     176
Proceeds from maturities of AFS securities                                              6,627                   9,880
Proceeds from maturities of HTM securities                                              6,819                  11,249
Proceeds from sales of AFS securities                                                       -                   2,370
Purchases of FHLB stock                                                                  (368)                    (13)
                                                                                --------------------     ---------------------
   Net cash used for investing activities                                             (11,955)                (22,248)
                                                                                --------------------     ---------------------

FINANCING ACTIVITIES
Net increase in advances from FHLB                                                      9,282                  11,760
Net decrease in time deposits                                                          (2,870)                   (120)
Net increase in checking and savings deposits                                           5,157                  19,626
Cash dividends                                                                           (532)                   (447)
Net proceeds from exercise of stock options                                                41                     421
Other                                                                                       -                     (18)
                                                                                --------------------     ---------------------
   Net cash provided by financing activities                                           11,078                  31,222
                                                                                --------------------     ---------------------
Increase in cash and cash equivalents                                                   4,759                  10,380
Cash and cash equivalents, beginning of period                                         27,664                  22,762
                                                                                --------------------     ---------------------
Cash and cash equivalents, end of period                                              $32,423                 $33,142
                                                                                ====================     =====================

CASH PAID DURING PERIOD
Interest to depositors and creditors                                                   $4,773                  $4,918
Income taxes                                                                              789                     994

Non-Cash Transfers
Transfer of loans to real estate owned                                                    563                      25
Net change in unrealized gains on AFS securities                                       (1,627)                    (61)
Financed portion of sales of real estate owned                                            151                      12

                 See notes to consolidated financial statements.

                                    NMBT CORP
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                  In thousands

---------------------------------------------------------------------------------------------------------------------------------
                                  Total        Retained     Accumulated Other  Common Stock     Additional          Shares
                              Stockholders'    Earnings       Comprehensive                   Paid-In Capital     Outstanding
                                 Equity                       Income (Loss)
                              -------------    -----------  -----------------  -------------  ---------------     ---------------
JANUARY 1, 1998                 $25,330          $7,548           $378                $26         $17,378               2,615
Net income                        1,482           1,482
Comprehensive income
  (loss)                            (61)                           (61)
Proceeds from exercise
  of stock options                  421                                                              421                   27
Cash dividends                     (447)           (447)
                              -------------    -----------  -----------------  -------------  ---------------     ---------------

JUNE 30, 1998                   $26,725          $8,583           $317                $26        $17,799                2,642
                              =============    ===========  =================  =============  ===============     ===============

JANUARY 1, 1999                 $28,688          $9,842           $676                $27        $18,143                2,663

Net income                        1,652           1,652
Comprehensive income
  (loss)                         (1,627)                        (1,627)
Proceeds from exercise
  of stock options                   41                                                               41                   3
Cash dividends                     (532)           (532)
                              -------------    -----------  -----------------  -------------  ---------------     ---------------

JUNE 30, 1999                   $28,222         $10,962          $(951)               $27        $18,184               2,666
                              =============    ===========  =================  =============  ===============     ===============

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

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1999, and the results of its operations and its cash flows for the six months then ended. The results of operations for the periods shown are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report.

NOTE 2.  SECURITIES

The aggregate amortized cost and estimated fair values of securities available for sale at June 30, 1999 and December 31, 1998 are as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                          June 30, 1999
--------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                             Gross              Gross
                                               Amortized       Unrealized        Unrealized          Estimated
                                                  Cost           Gains             Losses            Fair Value
                                               ---------       ----------        ----------          ----------
U.S. Treasury and agency                        $47,784            $20             $1,410              $46,394
Municipal                                        23,215            185                135               23,265
Mortgage-backed                                     979             13                  1                  991
Corporate                                         2,108              -                113                1,995
                                               ---------       ----------        ----------          ----------
Total debt securities                            74,086            218              1,659               72,645
FHLB Stock                                        2,348              -                  -                2,348
                                               ---------       ----------        ----------          ----------
Total securities available for sale             $76,434           $218             $1,659              $74,993
                                               =========       ==========        ==========          ==========

                                       8

NMBT Corp
Form 10Q
June 30, 1999


---------------------------------------------------------------------------------------------------------------------
                                                                         December 31, 1998
---------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                                        Gross            Gross
                                                       Amortized         Unrealized       Unrealized       Estimated
                                                          Cost              Gains           Losses         Fair Value
                                                       ---------         ----------       ----------       ----------
U.S. Treasury and agency                                $50,204              $434             $140           $50,498
Municipal                                                20,797               698                2            21,493
Mortgage-backed                                           1,236                19                -             1,255
Corporate                                                 1,085                15                -             1,100
                                                       ---------         ----------       ----------       ----------
Total debt securities                                    73,322             1,166              142            74,346
FHLB Stock                                                1,980                 -                -             1,980
                                                       ---------         ----------       ----------       ----------
Total securities available for sale                     $75,302            $1,166             $142           $76,326
                                                       =========         ==========       ==========       ==========

The aggregate amortized cost and estimated fair values of securities held to maturity at June 30, 1999 and December 31, 1998 are as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                       June 30, 1999
---------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                                        Gross            Gross
                                                       Amortized         Unrealized       Unrealized       Estimated
                                                          Cost              Gains           Losses         Fair Value
                                                       ---------         ----------       ----------       ----------

U.S. Treasury and agency                                $30,008                $-           $1,209           $28,799
Mortgage-backed                                          11,440                69               33            11,476
Corporate                                                 2,976                 -              191             2,785
                                                       ---------         ----------       ----------       ----------
Total securities held to maturity                       $44,424               $69           $1,433           $43,060
                                                       =========         ==========       ==========       ==========

---------------------------------------------------------------------------------------------------------------------
                                                                      December 31, 1998
---------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                                        Gross            Gross
                                                       Amortized         Unrealized       Unrealized       Estimated
                                                          Cost              Gains           Losses         Fair Value
                                                       ---------         ----------       ----------       ----------
U.S. Treasury and agency                                $25,008              $250              $24           $25,234
Mortgage-backed                                          14,308               207               17            14,498
Corporate                                                 1,048                 -               11             1,037
                                                       ---------         ----------       ----------       ----------
Total securities held to maturity                       $40,364              $457              $52           $40,769
                                                       =========         ==========       ==========       ==========


Securities with a carrying value of $3.0 million were pledged as collateral for public deposits as of June 30, 1999 and December 31, 1998, respectively.

NMBT CORP
Form 10Q
June 30, 1999

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

-------------------------------------------------------------------------------------------------------
In thousands                                                 June 30, 1999            December 31, 1998
                                                             -------------            -----------------
Real estate                                                       $197,064                     $192,381
Commercial and industrial                                           16,761                       16,107
Installment and education                                            6,175                        7,137
Construction and development                                        12,311                       13,443
Cash reserve and credit cards                                          777                          877
                                                             -------------            -----------------
Total Loans                                                       $233,088                     $229,945
                                                             =============            =================


Changes in the allowance for loan losses were as follows:

                                                                                        Period ended
-----------------------------------------------------------------------------------------------------------------------
In thousands                                                                    June 30, 1999         December 31, 1998
                                                                                -------------         -----------------
Allowance for loan losses at beginning of year                                         $3,839                    $3,537
Provision for loan losses charged against income                                          207                       371
Transfer to liability for estimated losses from off-balance                                 -                     (110)
sheet credit instruments
Loan losses, net of recoveries                                                             30                        41
                                                                                -------------         -----------------
Allowance for loan losses at end of period                                             $4,076                    $3,839
                                                                                =============         =================


Loans to executive officers, principal stockholders, directors, companies of which directors are principal owners, and individuals directly related to or affiliated with directors and executive officers aggregated $2.46 million and $2.50 million at June 30, 1999 and December 31, 1998, respectively.

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

Weighted average common shares outstanding used to calculate basic and diluted earnings per share for the six-month periods ended June 30, 1999 and 1998 were as follows:

                                                                     Six months ended
-------------------------------------------------------------------------------------------------------
In thousands                                                  June 30, 1999               June 30, 1998
                                                              -------------               -------------
Weighted average common shares:
   Basic                                                              2,664                       2,637
   Effect of dilutive stock options                                      91                         173
                                                              -------------               -------------
   Diluted                                                            2,755                       2,810
                                                              =============               =============

                                       10

NMBT Corp
Form 10Q
June 30, 1999

NOTE 5.  COMPREHENSIVE INCOME (LOSS)

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

The Company held securities classified as available for sale at June 30, 1999 and December 31, 1998, which had unrealized gains/(losses). The before-tax and after-tax amounts for these unrealized gains/(losses), as well as the tax (expense)/benefits, are summarized as follows:


                                                     June 30, 1999                                  December 31, 1998
--------------------------------------------------------------------------------------------------------------------------------
In thousands                                                   Tax                                         Tax
                                           Before           (Expense)/                      Before      (Expense)/
                                            Tax              Benefit       After Tax         Tax          Benefit      After Tax
                                          --------          ----------     ---------       --------     ----------     ---------
Unrealized holding
gains/(losses)                            $(1,441)           $490           $(951)          $1,075        $(365)        $710
Reclassification adjustment
  for gains included in net
  income                                        -               -               -              (51)          17          (34)
                                          --------          ----------     ---------       --------     ----------     ---------
Accumulated other
  comprehensive income
  (loss)                                  $(1,441)           $490           $(951)          $1,024        $(348)        $676
                                          ========          ==========     =========       ========     ==========     =========


NMBT CORP
Form 10Q
June 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The Company, a Delaware corporation formed in 1997, is the registered bank holding company for NMBT, a wholly owned subsidiary formed in 1975. NMBT is the Company's only subsidiary and its primary investment.

FORWARD-LOOKING STATEMENTS

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to June 30, 1999. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Net income increased 14.5% to $0.90 million, or $0.33 per diluted share for the second quarter ended June 30, 1999, as compared to net income of $0.79 million, or $0.28 per diluted share for the second quarter of 1998. For the six months ended June 30, 1999, net income was $1.65 million, or $0.60 per diluted share, an increase of 11.5% over the same six-month period in 1998.

Net interest and dividend income for the quarter ended June 30, 1999 increased by $0.20 million or 5.6%. Net interest and dividend income for the first half of 1999 increased by $0.37 million or 5.5%, from the first half of 1998. The net interest spread, the difference between the yield earned on loans and investments and the rate paid on deposits and borrowings, was 4.1% for the six months ended June 30, 1999, and 4.4% for the six months ended June 30, 1998. The increase in net interest income is a reflection of increased interest-earning assets and was accomplished despite a continued contraction in the interest rate spread caused by customer demand for fixed rate loans and increased price competition for loans and deposits. This pricing pressure was offset by increased loan volume and higher levels of earning assets.

Management estimates the allowance for loan losses based on an evaluation of the Company's past loan experience, known and inherent risks in the portfolio, estimated value of underlying collateral, and current economic conditions. Establishing the allowance for loan losses involves significant management judgments using the best information available at the time. Those judgments are
subject  to  further  review  by  various   sources,

NMBT CORP
Form 10Q
June 30, 1999

including the Company's regulators. Adjustments to the allowance for loan losses may be necessary in the future based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, the identification of additional problem loans, and other factors. The provision for loan losses for the six months ended June 30, 1999 was $0.21 million as compared to $0.27 million for the same period in 1998. In management's judgment, the allowance for loan losses is adequate to absorb probable losses in the existing portfolio.

Noninterest income decreased 11.7% comparing the second quarter of 1999 to the second quarter of 1998, due to declining activity in the mortgage banking area. Noninterest income increased 3.2% comparing the first half of 1999 to the first half of 1998 primarily due to an increase in loan servicing fees and other income generated from recording back-interest received on loans being returned to accrual status. The increase in loan servicing fees reflects the Company's strategy of increasing its mortgage-servicing portfolio, which grew from $43.83 million at June 30, 1998 to $106.76 million at June 30, 1999. Noninterest expense was up 3.5% from the second quarter of the previous year and up 4.2% from the first half of the previous year, mainly due to annual wage increases, additional staff in the mortgage banking area and general price increases on leases and other services.

Total assets increased 3.0% to $391.93 million as of June 30, 1999 from $380.48 million as of December 31, 1998. Deposits increased by $2.29 million and Federal Home Loan Bank advances of $9.28 million were borrowed to match funds for selected fixed rate commercial loans and securities.

IMPAIRED LOANS

The recorded investment in loans considered to be impaired was $2.20 million at June 30, 1999, and $2.82 million at December 31, 1998, and consists of loans for which an allowance of $0.05 million and $0.32 million, for the same periods respectively, has been established. Income recorded on impaired loans during the first six months of 1999 for the portion of this period that they were impaired was $0.04 million. Average investment in impaired loans during this same period of 1999 was $2.30 million as compared to $3.60 million during the first half of 1998. Nonaccruing loans at June 30, 1999, included $1.30 million of loans considered to be impaired, as compared with $2.05 million at December 31, 1998.

NMBT CORP
Form 10Q
June 30, 1999

NONPERFORMING ASSETS

Nonperforming loans consist principally of residential and commercial loans collateralized by real estate and real estate acquired through foreclosures (real estate owned). Nonperforming assets and relevant ratios were as follows:


-----------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                                                 June 30, 1999          December 31, 1998
                                                                                     -------------          -----------------
Total nonperforming loans                                                                   $1,913                     $2,694
Real estate owned                                                                              241                          -
                                                                                     -------------          -----------------
Total nonperforming assets                                                                  $2,154                     $2,694
                                                                                     =============          =================
Total nonperforming loans/Total loans                                                        0.82%                      1.17%
Total nonperforming assets/Total assets                                                      0.55%                      0.71%
Allowance for loan losses/Total nonperforming loans                                        213.05%                    142.48%


LIQUIDITY MANAGEMENT

For information about the Company's liquidity position, see Management's Discussion and Analysis in its 1998 Annual Report to Stockholders, which was also incorporated into the Company's Annual Report to the Securities and Exchange Commission on Form 10K. There has been no material change in that data since it was reported.

CAPITAL

At June 30, 1999, the Company had $28.22 million in stockholders' equity, compared with $28.69 million at December 31, 1998. The decline in stockholders' equity from the end of 1998 was due to the following: a $1.63 million adjustment for net unrealized losses on securities available for sale; proceeds of $0.04 million from the exercise of stock options; and the retention of $1.65 million in net earnings, less cash dividends paid on February 12, and May 14, 1999, totaling $0.53 million.

The following reflects the Company's capital ratios (which exclude intangible assets and the adjustments for net unrealized gains or losses on securities available for sale):


-------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                June 30, 1999           December 31, 1998          Regulatory Minimum
                                                    -------------           -----------------          ------------------
Risk-based capital ratios:
   Tier 1 capital ratio                                    13.03%                      12.19%                       4.00%
   Total capital ratio                                     14.29%                      14.13%                       8.00%

Leverage ratio                                              7.57%                       7.40%                       3.00%

Tier 1 capital                                           $28,892                     $27,647
Total risk-based capital                                 $31,685                     $30,351
Total risk-adjusted assets                              $221,786                    $214,786


There are no significant differences between the Company's and NMBT's capital and capital ratios.

For further information about the Company's capital, see Management's Discussion and Analysis in its 1998 Annual Report to Stockholders, which was also incorporated into the Company's Annual Report to the Securities and Exchange Commission on Form 10K.

NMBT CORP
Form 10Q
June 30, 1999

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

COSTS
The Company has completed plans to remediate Year 2000 issues. The total remaining cost of the Year 2000 related preparations is estimated at less than $50,000. To date, the Company has incurred costs of approximately $40,000 which have been expensed as incurred. The costs of the project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors.

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

CONTINGENCY PLANNING
The Company has prepared and continuously refines contingency plans designed to address internal and external issues specific to Year 2000 to the extent practicable. The plans, which are intended to enable the Company to continue to operate to the extent that it can do so prudently, include performing certain processes manually;

NMBT CORP
Form 10Q
June 30, 1999

repairing or obtaining replacement systems; changing suppliers; and reducing or suspending operations. The Company believes, however, that due to the widespread nature of the potential Year 2000 Issue, the contingency planning process is an ongoing one which will require further modifications right up to year-end as the Company obtains additional information regarding (1) the Company's internal systems and equipment during the remediation and testing phases of its Year 2000 project and (2) the status of third party Year 2000 readiness.

The preceding "Year 2000 Readiness" discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness" discussion, the word "believes," "expects," and "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's estimated cost of achieving Year 2000 readiness and the Company's belief that its internal systems and equipment will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to replace embedded computer chips in affected systems or equipment; and the actions of government agencies or other third parties with respect to Year 2000 issues.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 1998 in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999. There have been no material changes in the Company's market risk at June 30, 1999, compared to December 31, 1998. The following is an update of the discussion provided therein:

GENERAL. The Company's largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the bank level. NMBT still is not subject to foreign currency exchange or commodity price risk. At June 30, 1999, neither the Company nor NMBT owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

ASSETS, DEPOSIT LIABILITIES AND BORROWINGS. There have been no material changes in the composition of assets, deposit liabilities or borrowings from December 31, 1998 to June 30, 1999.

GAP ANALYSIS. There have been no material changes in the one-year cumulative interest sensitivity gap as a percentage of total assets at June 30, 1999, from December 31, 1998.

INTEREST RATE RISK COMPLIANCE. NMBT continues to monitor the impact of interest rate volatility upon net interest income in the same manner as at December 31, 1998. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value at June 30, 1999, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.

NMBT CORP
Form 10Q
June 30, 1999

PART II-OTHER INFORMATION

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

NMBT CORP
Form 10Q
June 30, 1999

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   NMBT CORP
                                       -----------------------------------------
                                                  (Registrant)

August 6, 1999                            /s/ Jay C. Lent
------------------                     -----------------------------------------
     Date                                 Jay C. Lent, Executive Vice President,
                                          Chief Financial Officer and Secretary


August 6, 1999                            /s/ Deborah L. Fish
------------------                     -----------------------------------------
     Date                                 Deborah L. Fish, Treasurer