Form 10-Q
period 1999-09-30
NMBT CORP
filed 1999-11-15
CIK 1046520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20547

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended               September 30, 1999
                                   ---------------------------------------------

                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission file Number                      000-23419
                            ----------------------------------------------------

                                    NMBT CORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                       06-1496548
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

55 Main Street, New Milford, Connecticut                 06776-2400
----------------------------------------      ----------------------------------
(Address of principal executive offices)                 (ZIP Code)

Registrant's telephone number, including area code       (860) 355-1171
                                                   -----------------------------


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. [ X ] YES [ ] NO

     The number of shares of Common Stock, par value $.01 per share, outstanding as of November 10, 1999 was 2,689,558.

NMBT CORP
Form 10Q
September 30, 1999



                                    TABLE OF CONTENTS


                                                                                                       Page
                                                                                                       ----
PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Condition (Unaudited)
                  September 30, 1999 and December 31, 1998                                               3

         Consolidated Statements of Operations (Unaudited)
                  Nine Months and Three Months Ended
                  September 30, 1999 and September 30, 1998                                              4

         Consolidated Statements of Comprehensive Income (Unaudited)
                  Nine Months and Three Months Ended
                  September 30, 1999 and September 30, 1998                                              5

         Consolidated Statements of Cash Flows (Unaudited)
                  Nine Months Ended September 30, 1999 and September 30, 1998                            6

         Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                  Nine Months Ended September 30, 1999 and September 30, 1998                            7

         Notes to Consolidated Financial Statements                                                      8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                  13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                     17


PART II-OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                               18

SIGNATURES                                                                                              19

                                    NMBT CORP
                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
                     DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

----------------------------------------------------------------------------------------------------------------------------
                                                                                SEPTEMBER 30, 1999        DECEMBER 31, 1998
                                                                          --------------------------------------------------
ASSETS
Cash and due from banks                                                                    $20,851                  $13,934
Interest-bearing deposits                                                                    3,143                   13,730
----------------------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents                                                           23,994                   27,664
----------------------------------------------------------------------------------------------------------------------------

Securities:
Available for sale, at fair value (amortized cost of $68,981 in
   1999 and $75,302 in 1998)                                                                67,080                   76,326
Held to maturity, at amortized cost (fair value of $47,929 in
   1999 and $40,769 in 1998)                                                                49,535                   40,364
----------------------------------------------------------------------------------------------------------------------------
        Total securities                                                                   116,615                  116,690
----------------------------------------------------------------------------------------------------------------------------

Loans                                                                                      244,687                  229,945
Less allowance for loan losses                                                               4,071                    3,839
----------------------------------------------------------------------------------------------------------------------------
        Loans, net                                                                         240,616                  226,106
----------------------------------------------------------------------------------------------------------------------------

Real estate owned, net                                                                         115                        -
Premises and equipment, net                                                                  3,492                    3,546
Excess of cost over fair value of net assets acquired, net                                      95                      271
Accrued interest and other assets                                                            6,948                    6,204
----------------------------------------------------------------------------------------------------------------------------

        Total assets                                                                      $391,875                 $380,481
============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Noninterest-bearing checking                                                       $45,898                  $44,414
        Interest-bearing checking                                                          100,613                   99,216
        Savings                                                                             76,319                   72,334
        Time deposits under $100                                                            70,843                   77,662
        Time deposits $100 or more                                                          17,846                   17,997
----------------------------------------------------------------------------------------------------------------------------
        Total deposits                                                                     311,519                  311,623
----------------------------------------------------------------------------------------------------------------------------

Advances from Federal Home Loan Bank of Boston (FHLB)                                       48,859                   37,672
Accrued interest and other liabilities                                                       2,691                    2,498
----------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                  363,069                  351,793
----------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
        Common stock, $0.01 par value
        Shares authorized:    8,000,000
        Shares outstanding:  1999 - 2,668,558;  1998 - 2,663,358                                27                       27
        Additional paid-in capital                                                          18,205                   18,143
        Retained earnings                                                                   11,829                    9,842
        Accumulated other comprehensive income (loss),
          net of tax                                                                        (1,255)                     676
----------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                          28,806                   28,688
----------------------------------------------------------------------------------------------------------------------------

        Total liabilities and stockholders' equity                                        $391,875                 $380,481
============================================================================================================================

See notes to consolidated financial statements.
----------------------------------------------------------------------------------------------------------------------------

                                    NMBT CORP
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       IN THOUSANDS, EXCEPT PER SHARE DATA

------------------------------------------------------------------------------------------------------------------------------
                                                                            NINE MONTHS ENDED          THREE MONTHS ENDED
                                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                                                1999         1998         1999           1998
                                                                         ------------ ------------ ------------ --------------
INTEREST AND DIVIDEND INCOME
Interest and fees on loans                                                   $12,846      $13,638       $4,400         $4,659
U.S. Treasury and agency securities                                            4,197        3,488        1,434          1,288
Municipal securities                                                             755          626          268            215
Corporate securities                                                             176            -           85              -
Dividends on FHLB stock                                                          108           87           41             30
Interest-bearing deposits                                                        295          252           78             51
------------------------------------------------------------------------------------------------------------------------------
        Total interest and dividend income                                    18,377       18,091        6,306          6,243
------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest-bearing checking                                                        981        1,143          340            398
Savings                                                                        1,231        1,121          427            396
Time deposits under $100                                                       2,589        3,185          807          1,045
Time deposits $100 or more                                                       681          724          221            235
FHLB advances and capital leases                                               1,823        1,395          683            516
------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                                 7,305        7,568        2,478          2,590
------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income                                              11,072       10,523        3,828          3,653
Provision for loan losses                                                        207          341            -             75
------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income after provision for loan losses              10,865       10,182        3,828          3,578
------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges on deposit accounts                                              756          748          245            259
Other service charges, commissions and fees                                      280          285          103            104
Loan servicing fees                                                              178           65           66             29
Gain on sale of securities                                                         3           51            3              -
Net gains from loans sold                                                        389          718           80            323
Other income                                                                     169           96           33             41
------------------------------------------------------------------------------------------------------------------------------
        Total noninterest income                                               1,775        1,963          530            756
------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Compensation, payroll taxes and benefits                                       4,803        4,539        1,605          1,574
Occupancy                                                                        814          779          264            274
Furniture and equipment                                                          588          577          192            201
Data processing                                                                  282          278          100            111
Stationery, printing and supplies                                                274          350           80            122
Marketing, advertising and investor relations                                    343          310           44             98
Legal and professional fees                                                      281          221           76            144
Other general and administrative expense                                       1,161        1,120          401            373
------------------------------------------------------------------------------------------------------------------------------
        Total general and administrative expense                               8,546        8,174        2,762          2,897
Operations of real estate owned                                                 (249)          46          (21)            (3)
Amortization of intangible assets                                                176          176           59             59
------------------------------------------------------------------------------------------------------------------------------
        Total noninterest expense                                              8,473        8,396        2,800          2,953
------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                       4,167        3,749        1,558          1,381
Provision for income taxes                                                     1,381        1,417          424            531
------------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $2,786       $2,332       $1,134           $850
==============================================================================================================================
Basic earnings per share                                                       $1.05        $0.88        $0.43          $0.32
Diluted earnings per share                                                     $1.01        $0.83        $0.41          $0.30
------------------------------------------------------------------------------------------------------------------------------
Average basic shares outstanding                                               2,665        2,639        2,665          2,639
Average diluted shares outstanding                                             2,756        2,811        2,756          2,811
------------------------------------------------------------------------------------------------------------------------------
Cash dividends per share                                                       $0.30        $0.26        $0.10          $0.09
------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.
------------------------------------------------------------------------------------------------------------------------------

                                    NMBT CORP
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  IN THOUSANDS

-----------------------------------------------------------------------------------------------------------------------------
                                                                            NINE MONTHS ENDED          THREE MONTHS ENDED
                                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                                            1999          1998          1999         1998
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                $ 2,786        $2,332        $1,134       $  850
Other comprehensive income (loss), net of tax:
  Unrealized net gains (losses) on securities:
    Unrealized net holding gains (losses) arising during period           $(1,929)       $  751        $ (302)      $  778
    Less: reclassification adjustment for gains included in net income         (2)          (34)           (2)           -
-----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income   (loss)                                        (1,931)          717          (304)         778
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                      $   855        $3,049        $  830       $1,628
-----------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.
-----------------------------------------------------------------------------------------------------------------------------

                                    NMBT CORP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  IN THOUSANDS

----------------------------------------------------------------------------------------------------------------------------
                                                                                         NINE MONTHS ENDED
                                                                               SEPTEMBER 30, 1999        SEPTEMBER 30, 1998
                                                                         ------------------------- -------------------------
OPERATING ACTIVITIES
Net Income                                                                                 $2,786                    $2,332
Adjustments to reconcile net income to net cash provided by
   Operating activities:
   Depreciation and amortization                                                              592                       574
   Provision for loan losses                                                                  207                       341
   Net amortization of securities                                                             198                       154
   Deferred income taxes                                                                      116                       202
   Realized securities gains, net                                                              (3)                      (51)
   Loans originated for sale                                                              (50,101)                  (61,464)
   Proceeds from loans sold, net                                                           53,834                    59,836
   Gains from loans sold, net                                                                (390)                     (719)
   Realized gains from real estate owned sales, net                                          (331)                      (42)
   (Increase) decrease in interest receivable                                                 292                      (207)
   (Increase) decrease in other assets                                                        209                      (175)
   Increase in interest payable                                                                34                        61
   Increase in other liabilities                                                              159                        66
----------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                7,602                       908
----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchases of held to maturity (HTM) securities                                            (16,930)                  (15,000)
Net loan originations                                                                     (18,952)                   (8,731)
Purchases of available for sale (AFS) securities                                           (8,951)                  (36,197)
Net purchases of premises and equipment                                                      (362)                     (357)
Proceeds from sales of real estate owned                                                      743                       267
Proceeds from maturities of AFS securities                                                  8,755                    10,046
Proceeds from maturities of HTM securities                                                  7,694                    13,046
Proceeds from sales of AFS securities                                                       6,866                     2,371
Purchases of FHLB stock                                                                      (480)                     (175)
----------------------------------------------------------------------------------------------------------------------------
   Net cash used for investing activities                                                 (21,617)                  (34,730)
----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in advances from FHLB                                                         11,187                    16,390
Net decrease in time deposits                                                              (6,970)                   (2,541)
Net increase in checking and savings deposits                                               6,866                    16,735
Cash dividends                                                                               (799)                     (685)
Net proceeds from exercise of stock options                                                    62                       537
Other                                                                                          (1)                      (19)
----------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                               10,345                    30,417
----------------------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                                      (3,670)                   (3,405)
Cash and cash equivalents, beginning of period                                             27,664                    22,762
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                  $23,994                   $19,357
============================================================================================================================

CASH PAID DURING PERIOD
Interest to depositors and creditors                                                       $7,270                    $7,507
Income taxes                                                                                1,049                     1,385

NON-CASH TRANSFERS
Transfer of loans to real estate owned                                                        677                        25
Net change in unrealized gains on AFS securities                                           (1,931)                      717
Financed portion of sales of real estate owned                                                151                        12

See notes to consolidated financial statements.
----------------------------------------------------------------------------------------------------------------------------

                                    NMBT CORP
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                  IN THOUSANDS

   -------------------------------------------------------------------------------------------------------------------------------
                                      TOTAL         RETAINED     ACCUMULATED OTHER  COMMON STOCK     ADDITIONAL         SHARES
                                  STOCKHOLDERS'     EARNINGS       COMPREHENSIVE                  PAID-IN CAPITAL     OUTSTANDING
                                     EQUITY                        INCOME (LOSS)
   -------------------------------------------------------------------------------------------------------------------------------
   JANUARY 1, 1998                    $25,330         $7,548                $378           $26          $17,378             2,615

   Net income                           2,332          2,332
   Other comprehensive
   income                                 717                                717
   Proceeds from exercise
   of stock options                       537                                                               537                29
   Cash dividends                        (684)          (684)
                              ----------------------------------------------------------------------------------------------------

   SEPTEMBER 30, 1998                 $28,232         $9,196              $1,095           $26          $17,915             2,644
                              ====================================================================================================



   JANUARY 1, 1999                    $28,688         $9,842                $676           $27          $18,143             2,663

   Net income                           2,786          2,786
   Other comprehensive loss            (1,931)                            (1,931)
   Proceeds from exercise
   of stock options                        62                                                                62                 6
   Cash dividends                        (799)          (799)
                              ----------------------------------------------------------------------------------------------------

   SEPTEMBER 30, 1999                 $28,806        $11,829             $(1,255)          $27          $18,205             2,669
                              ====================================================================================================


   See notes to consolidated financial statements.
   -------------------------------------------------------------------------------------------------------------------------------

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

In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1999, and the results of its operations, comprehensive income and its cash flows for the nine months then ended. The results of operations for the periods shown are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report.

MERGER AGREEMENT
On October 3, 1999, the Company and Summit Bancorp ("Summit") entered into an Agreement and Plan of Merger (the "Merger Agreement") which provides for, among other things, the acquisition of the Company by Summit through a stock-for-stock exchange. The Merger Agreement provides for the following alternative transactional structures: (i) the merger of the Company into Summit; (ii) the merger of the Company into a wholly-owned subsidiary of Summit; or (iii) the merger of a wholly-owned subsidiary of Summit into the Company (the "Acquisition"). Under the terms of the Merger Agreement, each stockholder of the Company will receive between 0.7024 and 0.9503 shares of Summit common stock for each share of the Company's common stock. The exact exchange ratio will be determined based on the price of Summit common stock prior to closing as follows: (i) if the average of the closing prices of a share of Summit common stock on the New York Stock Exchange Composite Transaction List for the ten consecutive full trading days ending on a date to be determined which will be between five (5) and ten (10) business days prior to the closing date (the
Summit Price"), is equal to or between $27.36 and $37.02, the exchange ratio will be $26.00 divided by that average price; (ii) if the Summit Price is greater than $37.02, the exchange ratio will be fixed at 0.7024 shares of Summit common stock for each share of the Company's common stock; or (iii) if the Summit Price is less than $27.36, the exchange ratio will be fixed at 0.9503 shares of Summit common stock for each share of the Company's common stock. The transaction will be a tax-free exchange to the holders of the Company's common stock and will be accounted for on a purchase basis. The Boards of Directors of the Company and Summit expect the transaction to close in the first quarter of 2000.

The transaction may be terminated by the Board of Directors of the Company if the Summit Price is less than $26.39 and reflects a 15% or more drop in price as compared to an index created from the current stock prices of fourteen (14) banking institutions deemed to be similar to Summit in terms of size and other factors.

The Acquisition is subject to customary conditions, including but not limited to, the approval of federal bank regulatory authorities, the Connecticut Banking Commissioner and the Company's stockholders. As of the date of this document, we do not believe that any of these events has occurred.

In connection with the Merger Agreement, the Company has issued an option to Summit, which, upon the

NMBT CORP
Form 10Q
September 30, 1999

occurrence of certain events, entitles Summit to purchase up to 19.9% of the outstanding common stock of the Company at a per share exercise price equal to $18.87.

As a result of the transaction, the Company's Board of Directors will call a special meeting of stockholders to vote on the proposed transaction. It is anticipated that the Board of Directors will take action to set the date for the special stockholders' meeting prior to December 31, 1999.

NOTE 2.  SECURITIES

The aggregate amortized cost and estimated fair values of securities available for sale at September 30, 1999 and December 31, 1998 are as follows:

  -----------------------------------------------------------------------------------------------------------------
                                                                      SEPTEMBER 30, 1999
  -----------------------------------------------------------------------------------------------------------------
  Dollars in thousands                                              GROSS            GROSS
                                                                 UNREALIZED        UNREALIZED      ESTIMATED FAIR
                                              AMORTIZED COST        GAINS            LOSSES            VALUE
  -----------------------------------------------------------------------------------------------------------------
  U.S. Treasury and agency                            $39,749               $-            $1,637           $38,112
  Municipal                                            24,666              154               226            24,594
  Corporate                                             2,106                -               192             1,914
  -----------------------------------------------------------------------------------------------------------------
  Total debt securities                                66,521              154             2,055            64,620
  FHLB Stock                                            2,460                -                 -             2,460
  -----------------------------------------------------------------------------------------------------------------
  Total securities available for sale                 $68,981             $154            $2,055           $67,080
  =================================================================================================================

  -----------------------------------------------------------------------------------------------------------------
                                                                      DECEMBER 31, 1998
  -----------------------------------------------------------------------------------------------------------------
  Dollars in thousands                                              GROSS            GROSS
                                                                 UNREALIZED        UNREALIZED     ESTIMATED FAIR
                                              AMORTIZED COST        GAINS            LOSSES            VALUE
  -----------------------------------------------------------------------------------------------------------------
  U.S. Treasury and agency                            $50,204             $434              $140          $50,498
  Municipal                                            20,797              698                 2           21,493
  Mortgage-backed                                       1,236               19                 -            1,255
  Corporate                                             1,085               15                 -            1,100
  -----------------------------------------------------------------------------------------------------------------
  Total debt securities                                73,322            1,166               142           74,346
  FHLB Stock                                            1,980                -                 -            1,980
  -----------------------------------------------------------------------------------------------------------------
  Total securities available for sale                 $75,302           $1,166              $142          $76,326
  =================================================================================================================

NMBT CORP
Form 10Q
September 30, 1999

The aggregate amortized cost and estimated fair values of securities held to maturity at September 30, 1999 and December 31, 1998 are as follows:

  -----------------------------------------------------------------------------------------------------------------
                                                                      SEPTEMBER 30, 1999
  -----------------------------------------------------------------------------------------------------------------
  Dollars in thousands                                              GROSS            GROSS
                                                                 UNREALIZED        UNREALIZED     ESTIMATED FAIR
                                              AMORTIZED COST        GAINS            LOSSES            VALUE
  -----------------------------------------------------------------------------------------------------------------
  U.S. Treasury and agency                            $36,008              $15            $1,426          $34,597
  Mortgage-backed                                      10,550               60                48           10,562
  Corporate                                             2,977                -               207            2,770
  -----------------------------------------------------------------------------------------------------------------
  Total securities held to maturity                   $49,535              $75            $1,681          $47,929
  =================================================================================================================

  -----------------------------------------------------------------------------------------------------------------
                                                                      DECEMBER 31, 1998
  -----------------------------------------------------------------------------------------------------------------
  Dollars in thousands                                              GROSS            GROSS
                                                                 UNREALIZED        UNREALIZED     ESTIMATED FAIR
                                              AMORTIZED COST        GAINS            LOSSES            VALUE
  -----------------------------------------------------------------------------------------------------------------
  U.S. Treasury and agency                            $25,008             $250               $24          $25,234
  Mortgage-backed                                      14,308              207                17           14,498
  Corporate                                             1,048                -                11            1,037
  -----------------------------------------------------------------------------------------------------------------
  Total securities held to maturity                   $40,364             $457               $52          $40,769
  =================================================================================================================


Proceeds from sales of debt securities were, in thousands, $6,866 in 1999 and $2,370 in 1998. Gross gains, in thousands, of $3 and $51, respectively, were realized on these sales. Securities with a carrying value of $2.0 million and $3.0 million were pledged as collateral for public deposits as of September 30, 1999 and December 31, 1998, respectively.

NMBT CORP
Form 10Q
September 30, 1999

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES


-------------------------------------------------------------------------------------------------------
In thousands                                          SEPTEMBER 30, 1999             DECEMBER 31, 1998
-------------------------------------------------------------------------------------------------------
Real estate                                                     $208,648                      $192,381
Commercial and industrial                                         16,410                        16,107
Installment and education                                          5,592                         7,137
Construction and development                                      13,254                        13,443
Cash reserve and credit cards                                        783                           877
-------------------------------------------------------------------------------------------------------
Total Loans                                                     $244,687                      $229,945
=======================================================================================================


Changes in the allowance for loan losses were as follows:

                                                                                      PERIOD ENDED
                                                                   ----------------------------------------------------
In thousands                                                              SEPTEMBER 30, 1999         DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of year                                        $3,839                    $3,537
Provision for loan losses charged against income                                         207                       371
Transfer to liability for estimated losses from off-balance
sheet credit instruments                                                                   -                     (110)
Charge-offs net of recoveries                                                             25                        41
-----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                                            $4,071                    $3,839
=======================================================================================================================


Loans to executive officers, principal stockholders, directors, companies of which directors are principal owners, and individuals directly related to or affiliated with directors and executive officers aggregated $2.63 million and $2.50 million at September 30, 1999 and December 31, 1998, respectively.


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

Weighted average common shares outstanding used to calculate basic and diluted earnings per share for the six-month periods ended September 30, 1999 and 1998 were as follows:

                                                                              NINE MONTHS ENDED
                                                            -------------------------------------------------------
           In thousands                                        SEPTEMBER 30, 1999          SEPTEMBER 30, 1998
           --------------------------------------------------------------------------------------------------------
           Weighted average common shares:
              Basic                                                             2,665                        2,639
              Effect of dilutive stock options                                     91                          172
           --------------------------------------------------------------------------------------------------------
              Diluted                                                           2,756                        2,811
           ========================================================================================================

NMBT CORP
Form 10Q
September 30, 1999

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

The Company held securities classified as available for sale at September 30, 1999 and December 31, 1998, which had unrealized gains (losses). The before-tax and after-tax amounts for these unrealized gains (losses), as well as the tax (expense) benefits, are summarized as follows:

                                                  SEPTEMBER 30, 1999                               DECEMBER 31, 1998
                                      -------------------------------------------      -------------------------------------------
In thousands                                             TAX
                                                      (EXPENSE)                                      TAX (EXPENSE)
                                       BEFORE TAX      BENEFIT       AFTER TAX          BEFORE TAX      BENEFIT       AFTER TAX
----------------------------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses)       $(1,904)         $647         $(1,257)             $1,075       $(365)          $710
Reclassification adjustment
for gains included in net income              3            (1)              2                 (51)         17            (34)
----------------------------------------------------------------------------------------------------------------------------------
Accumulated other
comprehensive income (loss)             $(1,901)         $646         $(1,255)             $1,024       $(348)          $676
==================================================================================================================== =============

NMBT CORP
Form 10Q
September 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The Company, a Delaware corporation formed in 1997, is the registered bank holding company for NMBT, a wholly owned subsidiary formed in 1975. NMBT is the Company's only subsidiary and its primary investment.

FORWARD-LOOKING STATEMENTS

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to September 30, 1999. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods increasingly are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions; merger related factors; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of NMBT's products and services; and the extent and timing of legislative and regulatory actions and reform.

The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Net income increased 33.4% to $1.13 million, or $0.41 per diluted share for the third quarter ended September 30, 1999, as compared to net income of $0.85 million, or $0.30 per diluted share for the third quarter of 1998. For the nine months ended September 30, 1999, net income was $2.79 million, or $1.01 per diluted share, an increase of 19.5% over the same nine-month period in 1998.

Net interest and dividend income for the quarter ended September 30, 1999 increased by $0.17 million or 4.8% as compared to the third quarter of 1998. Net interest and dividend income for the first three quarters of 1999 increased by $0.55 million or 5.2%, from the first three quarters of 1998. The net interest spread, the difference between the yield earned on loans and investments and the rate paid on deposits and borrowings, was 4.2% for the nine months ended September 30, 1999, and 4.4% for the nine months ended September 30, 1998. The increase in net interest income is a reflection of increased interest-earning assets and was accomplished despite the continued contraction in the interest rate spread caused by customer demand for fixed rate loans and increased price competition for loans and deposits. This pricing pressure was offset by increased loan volume and higher levels of earning assets.

Management estimates the allowance for loan losses based on an evaluation of the Company's past loan experience, known and inherent risks in the portfolio, estimated value of underlying collateral, and current economic conditions. Establishing the allowance for loan losses involves significant management judgments using the best information available at the time. Those judgments are subject to further review by various sources, including the Company's regulators. Adjustments to the allowance for loan losses may be necessary in the future based on changes in economic and real estate market conditions, further information obtained

NMBT CORP
Form 10Q
September 30, 1999

regarding known problem loans, the identification of additional problem loans, and other factors. The provision for loan losses for the nine months ended September 30, 1999 was $0.21 million as compared to $0.34 million for the same period in 1998. In management's judgment, the allowance for loan losses is adequate to absorb probable losses in the existing portfolio.

Noninterest income decreased 29.9% comparing the third quarter of 1999 to the third quarter of 1998 and decreased 9.6% comparing the first three quarters of 1999 to the first three quarters of 1998 primarily due to declining activity in the mortgage banking area. The increase in loan servicing fees reflects the Company's strategy of increasing its mortgage-servicing portfolio, which grew from $57.52 million at September 30, 1998 to $109.25 million at September 30, 1999. Noninterest expense was down 5.2% from the third quarter of the previous year due to close control of operating expenses. Noninterest expense was up 0.9% from the first three quarters of the previous year, mainly due to annual wage increases.

Total assets increased 3.0% to $391.88 million as of September 30, 1999 from $380.48 million as of December 31, 1998, reflecting an increase of $14.74 million in loans. Federal Home Loan Bank advances of $11.19 million were borrowed to match funds for selected fixed rate commercial loans and securities.

IMPAIRED LOANS

The recorded investment in loans considered to be impaired was $2.58 million at September 30, 1999, and $2.82 million at December 31, 1998, and consists of loans for which an allowance of $0.06 million and $0.32 million, for the same periods respectively, has been established. Income recorded on impaired loans during the first nine months of 1999 for the portion of this period that they were impaired was $0.06 million. Average investment in impaired loans during this same period of 1999 was $2.71 million as compared to $3.09 million during the first three quarters of 1998. Nonaccruing loans at September 30, 1999, included $1.84 million of loans considered to be impaired, as compared with $2.05 million at December 31, 1998.

NMBT CORP
Form 10Q
September 30, 1999

NONPERFORMING ASSETS

Nonperforming loans consist principally of residential and commercial loans collateralized by real estate and real estate acquired through foreclosures (real estate owned). Nonperforming assets and relevant ratios were as follows:

----------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                                           SEPTEMBER 30, 1999         DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                                                  $2,087                    $2,694
Real estate owned                                                                             115                         -
----------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                                 $2,202                    $2,694
============================================================================================================================

Total nonperforming loans/Total loans                                                       0.85%                     1.17%
Total nonperforming assets/Total assets                                                     0.56%                     0.71%
Allowance for loan losses/Total nonperforming loans                                       195.05%                   142.48%


LIQUIDITY MANAGEMENT

For information about the Company's liquidity position, see Management's Discussion and Analysis in its 1998 Annual Report to Stockholders, which was also incorporated into the Company's Annual Report to the Securities and Exchange Commission on Form 10K. There has been no material change in that data since it was reported.


CAPITAL

At September 30, 1999, the Company had $28.81 million in stockholders' equity, compared with $28.69 million at December 31, 1998. The increase in stockholders' equity from the end of 1998 was due to the following: a $1.93 million adjustment for net unrealized losses on securities available for sale; proceeds of $0.06 million from the exercise of stock options; and the retention of $2.79 million in net earnings, less cash dividends paid on February 12, May 14, and August 13, 1999, totaling $0.80 million.

The following reflects the Company's capital ratios (which exclude intangible assets and the adjustments for net unrealized gains or losses on securities available for sale):

-------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                          SEPTEMBER 30, 1999           DECEMBER 31, 1998          REGULATORY MINIMUM
-------------------------------------------------------------------------------------------------------------------------
Risk-based capital ratios:
   Tier 1 capital ratio                                   13.12%                      12.87%                       4.00%
   Total capital ratio                                    14.38%                      14.13%                       8.00%

Leverage ratio                                             7.68%                       7.40%                       3.00%

Tier 1 capital                                           $29,836                     $27,647
Total risk-based capital                                 $32,698                     $30,351
Total risk-adjusted assets                              $227,419                    $214,786

There are no significant differences between the Company's and NMBT's capital and capital ratios.

For further information about the Company's capital, see Management's Discussion and Analysis in its 1998 Annual Report to Stockholders, which was also incorporated into the Company's Annual Report to the Securities and Exchange Commission on Form 10K.

NMBT CORP
Form 10Q
September 30, 1999

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

The Company is using a multi-phase approach to Year 2000 which includes inventory, assessment, remediation, testing and contingency planning. The inventory and assessment phases were completed in 1997. As a part of the assessment process, remediation strategies were identified and estimates of remediation costs were developed. The Company has used both internal and external resources to remediate and test for Year 2000 readiness. The majority of the Company's systems requiring remediation have been modified or replaced.

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

COSTS
The Company has completed plans to remediate Year 2000 issues. The total remaining cost of the Year 2000 related preparations is estimated at less than $50,000. To date, the Company has incurred costs of approximately $40,000, which have been expensed as incurred. The costs of the project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors.

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

NMBT CORP
Form 10Q
September 30, 1999

obtains additional information regarding (1) the Company's internal systems and equipment during the remediation and testing phases of its Year 2000 project and
(2) the status of third party Year 2000 readiness.

The preceding "Year 2000 Readiness" discussion contains various forward-looking statements that represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness" discussion, the word "believes," "expects," and "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's estimated cost of achieving Year 2000 readiness and the Company's belief that its internal systems and equipment will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to replace embedded computer chips in affected systems or equipment; and the actions of government agencies or other third parties with respect to Year 2000 issues.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 1998 in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999. There have been no material changes in the Company's market risk at September 30, 1999, compared to December 31, 1998. The following is an update of the discussion provided therein:

GENERAL. The Company's largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the bank level. NMBT still is not subject to foreign currency exchange or commodity price risk. At September 30, 1999, neither the Company nor NMBT owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

ASSETS, DEPOSIT LIABILITIES AND BORROWINGS. There have been no material changes in the composition of assets, deposit liabilities or borrowings from December 31, 1998 to September 30, 1999.

GAP ANALYSIS. There have been no material changes in the one-year cumulative interest sensitivity gap as a percentage of total assets at September 30, 1999, from December 31, 1998.

INTEREST RATE RISK COMPLIANCE. NMBT continues to monitor the impact of interest rate volatility upon net interest income in the same manner as at December 31, 1998. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value at September 30, 1999, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.

NMBT CORP
Form 10Q
September 30, 1999


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

NMBT CORP
Form 10Q
September 30, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NMBT CORP
                            ----------------------------------------------------
                                               (Registrant)


   November 10, 1999          /s/ Jay C. Lent
----------------------      ----------------------------------------------------
         Date                 Jay C. Lent, Executive Vice President
                              Chief Financial Officer and Secretary



   November 10, 1999          /s/ Deborah L. Fish
----------------------      ----------------------------------------------------
         Date                 Deborah L. Fish, Treasurer